Form 10-K
period 2006-12-31
Double-Take Software, Inc.
filed 2007-03-30
CIK 1370314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33184

Double-Take Software, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0230046
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

257 Turnpike Road, Suite 210 Southborough, Massachusetts (Address of principal executive offices)	01772 (Zip Code)

(877) 335-5674
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on the NASDAQ Global Market on December 15, 2006. As of December 29, 2006, the aggregate market value of the registrant’s common stock held by nonaffiliates was approximately $166.0 million.

The number of shares of registrant’s common stock outstanding as of March 15, 2007 was 20,971,476.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2007 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

CAUTIONARY ADVICE REGARDING FORWARD-LOOKING STATEMENT

Statements contained in this Form 10-K that are not historical facts may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the Securities and Exchange Commission (“SEC”).

We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this annual report include statements about:

•	competition and competitive factors in the markets in which we operate;

•	demand for replication software;

•	the advantages of our technology as compared to others;

•	changes in customer preferences and our ability to adapt our product and services offerings;

•	our ability to obtain and maintain distribution partners and the terms of these arrangements;

•	our ability to develop and maintain positive relationships with our customers;

•	our ability to maintain and establish intellectual property rights;

•	our ability to retain and hire necessary employees and appropriately staff our development, marketing, sales and distribution efforts;

•	our cash needs and expectations regarding cash flow from operations;

•	our ability to manage and grow our business and execution of our business strategy; and

•	our financial performance.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in “Risk Factors,” Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Business and elsewhere in this annual report. You should read these factors and the other cautionary statements made in this annual report as being applicable to all related forward-looking statements wherever they appear in this annual report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.	Business.

Overview

Double-Take Software develops, sells and supports affordable software that reduces downtime and protects data for business-critical systems. We believe that we are the leading supplier of replication software for Microsoft server environments and that our business is distinguished by our focus on software license sales, our productive distribution network and our efficient services infrastructure. Organizations of all sizes increasingly rely on application systems and stored electronic data to conduct business. Threats of business disruptions from events such as 9/11 and Hurricane Katrina and new regulations that have increased data protection requirements for businesses in many industries are causing more organizations to re-examine their data and server recovery strategies. Our software responds to these needs by continuously replicating changes made to application data on a primary operating server to a duplicate server located on- or off-site. Because the duplicate server can commence operating in place of the primary server at almost any time, our software facilitates rapid failover and application recovery in the event of a disaster or other service interruption.

Our success has been driven in large part by our software technology, which was first released in 1995 and has been enhanced by years of customer feedback. Residing on the server operating system, our software continuously monitors and captures file system activity. Intercepting file system changes enables our software to replicate only those changes that are being written to files. Our hardware- and application-independent software efficiently protects data created by any application on almost any type or brand of disk storage on any brand of server running Windows file systems.

We sell our software through multiple channels, including a global distribution network that is supported by an experienced direct sales force. Our distribution partners include leading server manufacturers, such as Dell Computer Corporation and Hewlett-Packard Company, leading distributors, such as Bell Microproducts Inc. and Tech Data Corporation, and over 250 value-added resellers that we believe are generally well-connected with small- and medium-sized enterprises. Our direct sales force augments the revenue generated by our distribution partners and actively supports them in their third-party sales efforts.

Our broad distribution network, coupled with affordable price points, feature-rich proven software, modest implementation costs and dependable support, makes our software accessible and scalable from small enterprises of 20 people to Fortune 500 companies. As of December 31, 2006, our customer base of more than 10,000 organizations included over half of the Fortune 500 companies, as well as a large number of law firms, financial institutions, hospitals, school districts and government entities. We believe that we have a highly satisfied customer base. Many of our customers provide references that help us to generate new sales opportunities and to shorten sales cycles. Our sales personnel often enlist the assistance of satisfied customers to recommend our software to potential customers in similar industries or that have similar applications or server configurations. The breadth and diversity of our customers frequently allows us to refer to a similar configuration when making a new sale. The satisfaction of our customer base also contributes to reduced support costs.

We believe that the software replication market is large and growing, and that our software is particularly attractive to businesses in the small-and medium-sized enterprise information technology market, which has been growing at a faster rate than the large enterprise information technology market. We expect that growth in our market will continue to be driven by a number of factors, including the following:

•	the rapid growth in digital data, driven by increased usage of automated systems;

•	an increased focus on protecting a growing number of business-critical applications, such as email applications, particularly in service-oriented industries;

•	a heightened awareness of the potential for natural and man-made disasters;

•	the increasingly high cost of downtime, which is partly attributable to an increase in the sharing of applications with customers, partners and remote users; and

•	government and industry regulations, such as the Health Insurance Portability and Accountability Act of 1996 and the Sarbanes-Oxley Act of 2002, which require data protection and recovery.

For our fiscal year ended December 31, 2006, we had revenue of $60.8 million, an increase of 49% from fiscal 2005 revenue of $40.7 million. The matters discussed in this “Business” section should be read in conjunction with the Consolidated Financial Statements found under Item 8 of Part II of this annual report, which includes additional financial information about our total assets, revenue and measures of profits and loss and financial information about geographic areas.

Organization; Principal Executive Offices

We were organized as a New Jersey corporation in 1991, and we reincorporated in Delaware in 2003. In July 2006 we changed our name to Double-Take Software, Inc. from NSI Software, Inc. Our principal executive offices are located at 257 Turnpike Road, Suite 210, Southborough, Massachusetts 01772, and our main telephone number at that address is (877) 335-5674. We maintain our general corporate website at www.doubletake.com. The contents of our website, however, are not a part of this annual report.

Our Strategy

Our goal is to provide affordable software that will reduce our customers’ downtime for business-critical systems to as close to zero as possible and offer effective protection and recovery for less critical systems. In striving for this goal, we seek to be the leading provider of software for application availability and data protection. We are pursuing the following key initiatives:

•	Expand our Customer Base within our Current Markets. We plan to gain additional customers in the markets we currently serve by expanding our distribution network to reach more customers and by leveraging our existing customer base. We believe our customers are very satisfied and will continue to provide references across multiple industries, multiple configurations and multiple applications. In addition, we plan to continue to offer enhancements to our current software to broaden its appeal.

•	Cross-sell Existing and New Software to our Customer Base. We plan to sell software for additional applications to our current customers and believe that many of our existing customers will acquire more licenses to the software that they are already using. We also believe that a large majority of our customers will renew in the future because of their satisfaction with our software and customer support. In 2006, approximately 56% of our software sales were to existing customers. We plan to offer new software that complements our existing software and applications and achieves additional customer objectives. For example, in February 2006, we introduced a new software line for virtual servers and have already sold it to some existing customers. We expect that our new offerings primarily will be developed internally, but we anticipate that we may in some instances hire third-party developers to develop software on our behalf or acquire new offerings through strategic transactions.

•	Enter New Markets. We plan to enter into new markets and grow our presence in markets where we currently have a small presence. We expect to do this through expansion of our channel by creating or expanding relationships with partners that serve different markets. We also plan to continue to grow our presence in the larger enterprise market by leveraging our supportive customer base. We believe that small- and medium-sized enterprises frequently lead in the adoption of cost effective technology solutions out of necessity and that large institutions follow by replacing more expensive solutions with cost effective solutions. We have seen organizations in the larger enterprise market adopt our software, and we expect this trend to continue.

•	Expand Globally. We believe that the market potential outside the United States is at least as large as the market within and offers us significant growth potential. We plan to extend our global reach though the expansion of our direct and channel sales efforts and through strategic acquisitions. For example, in May 2006 we acquired our main European distributor, Sunbelt System Software S.A.S., which is now known as Double-Take Software S.A.S., or Double-Take EMEA, with offices in France, the United Kingdom and Belgium. We also work closely with Hewlett-Packard, which has a strong international presence and is our largest OEM, and we plan to continue our increased focus and sales support on international sales. In August of 2006, we established a full time presence in Asia.

•	Continue to Innovate. We plan to continue to focus on enhancing our existing software and to develop new, innovative software. For example, in 2006 we released front-end application managers for Microsoft Exchange Server and Microsoft SQL server (Double-Take Application Manager) to facilitate the protection of Exchange and SQL servers, and we plan to offer additional front-end managers for other applications in the future. In early 2007, we introduced Double-Take Shadowcaster, which provides one to one full server system state recovery in a LAN environment, and Double-Take SRO (Server Recovery Option), which provides full server system state recovery on each server where it is installed. We believe that software innovations will also help us to expand our addressable market, and we have software in the development pipeline that we expect will help us to scale up to serve larger entities and to scale down to serve even smaller enterprises. For example, we have recently released software for support of Microsoft’s Small Business Server. We also plan to continue to monitor market dynamics and to prepare to apply our technology to other server operating systems to the extent significant market opportunities exist.

Our Software and Services

Software.  Our software provides continuous protection of data to reduce or eliminate data loss, as well as the ability to recover rapidly the application and server needed to utilize that data through automatic or manually initiated failover. This combination of data protection with high availability failover provides significantly higher levels of availability than solutions that address only data protection or that provide local failover clustering but that do not provide data redundancy or protection across multiple locations.

We derive nearly all of our software revenue from our Double-Take software, which generated 97% of our total revenue for the year ended December 31, 2004, 97% of our total revenue for the year ended December 31, 2005 and 96% for the year ended December 31, 2006. In addition, we derive substantially all of our maintenance and professional services revenue from associated maintenance and customer support of these applications.

Our software is easily installed on each protected “source” server as well as on each “target” server that will store copies of the protected data and be prepared to take over for the protected server and its applications. This software-based approach provides several important features and benefits:

•	Real-time Byte Level Change Capture. Our file system filtering technology monitors all file input and output (I/O) to files selected for protection and captures changes as they occur, without the overhead of additional disk reads to compare file content. This approach captures only the bytes written to the file system, rather than full files or disk blocks, and allows Double-Take to replicate any application data, including open files such as databases, messaging systems or other transactional applications. As a result, data can be protected continuously with very little system impact or overhead.

•	Storage Architecture Independence. Double-Take can replicate to or from almost any storage type supported by the host operating system. Not only can replication occur between storage types such as Fibre Channel or iSCSI Storage Area Networks and directly attached disks, but source and target disks that have completely different geometries or multiple source volumes can be consolidated onto a single large capacity target volume. As a result, customers can use their existing storage systems and even replicate between storage systems of different types. Only solutions that run along with the applications and replicate logical file system structures can provide this level of flexibility and performance.

•	Integrated Application and Server Availability. Software replicating between servers can easily monitor and failover other functions such as server name, IP addresses or integrated applications between servers. As a result, not only is data protected, but the applications that use that data to provide services to users can be activated quickly and automatically. Double-Take provides application managers for a variety of the business-critical applications that companies rely on to run their businesses.

•	Standards-Based IP Networking Support. Double-Take utilizes standard IP networking for data replication, monitoring and failover, allowing data to be protected and servers to be managed remotely over great distances. In addition to capturing the smallest byte level changes possible, our software is optimized for long-distance, wide-area network communications providing built-in data compression and flow control capabilities, as well as leveraging advanced functionality such as encryption, wide area network optimizations and quality of service controls provided by existing IP infrastructure.

Double-Take Features and Benefits

Feature	Description	Customer Benefit

Continuous, Real-time Data Replication	File system changes are captured as they are made on the source server(s) and transmitted immediately according to system policies.	Potential for data loss is reduced and sometimes eliminated.
Delta File Replication	Only file changes or ”deltas” are captured and transmitted across the network.	The amount of network bandwidth required to keep a secondary copy of data synchronized is minimized, and data can be replicated to a remote target server across any IP connection.
Replicates Open Files	Even open files can be mirrored and changes replicated almost immediately.	Applications can be protected while they are in use providing increased availability and reducing potential for data loss.
Many to One Replication	Data from many source servers may be replicated to a single target server.	Shares the cost of a target server among many source machines, and allows centralized data protection.
Automatic Failover	Can stand in for multiple servers simultaneously; the target server assumes the IP addresses and names of failed servers and restarts applications.	Users can automatically access data on the target server, reducing down-time associated with a source (production) server failure.
System State Recovery	Replicates changes, such as patches to operating systems and applications.	Enables full server recovery to most recent state, including files, operating systems and applications.
File Selection	Users can define which files are to be replicated at a volume, directory, file and wildcard level. The location of data on the target can also be specified.	Allows exact control of which files are replicated and where they are stored for maximum flexibility.
Flow Control	Automatically queues transactions on the source server if network resources are not available or are restricted by policy.	Runs reliably in spite of network disruptions or peak loads, without severely affecting the performance of the source server.
Transmission Limiting	The amount of bandwidth available for replication, as well as start and stop conditions, may be defined by the network administrator.	Allows replication to share a network link with other applications, preserving bandwidth for other applications.
Data Compression	Data transmitted between the source and target may be compressed, using various industry-standard algorithms.	Allows user to minimize the amount of network bandwidth used to protect data, especially in wide area network configurations.

Feature	Description	Customer Benefit

Centralized Enterprise Management	A graphical management interface is provided which can be run from anywhere on the network and allows the user to control all of the servers running our software in their environment.	Allows user to monitor a large number of servers running our software from a single central location, minimizing management costs.
Extensive Reporting/ Verification	An extensive collection of events, alerts and statistics are made available through standard mechanisms, including SNMP, Log Files and Windows NT/2000 Event Viewer/Performance Monitor.	Prevents silent failures by confirming that your data protection systems are working properly.

Software Editions.  Our suite of software has the features and benefits that are described above and is offered in a variety of versions that are aligned to operating system capabilities. Additional versions include those that have been specifically crafted to run within virtual systems and to perform replication only, as well as versions designed to run within Microsoft Cluster Services called GeoCluster. Some versions are also available from OEM partners under different brand names.

Software Products	Supported Systems

Double-Take for Windows — Server Edition	Windows Server 2003 Standard Edition, Windows Server 2003 Web Edition and Windows 2000 Server
Double-Take for Windows — Advanced Edition	Windows Server 2003 Enterprise Edition, Windows 2000 Advanced Server and Windows Powered Appliances
Double-Take for Virtual Systems	Supports up to five Windows guest operating systems running on a single virtual server host
Double-Take for Windows — Datacenter Edition	Windows Server 2003 Datacenter Edition and Windows 2000 Datacenter Server
Double-Take for Windows — Storage Server Edition (SSE)	Windows Storage Server 2003 and Windows Powered NAS devices
Double-Take for Windows — Small Business Server Edition	Windows Small Business Server 2000 Edition and Windows Small Business Server 2003 Edition
GeoCluster for Windows — Advanced Edition	Microsoft Cluster Service (MSCS) that runs on Windows Server 2003 Enterprise Edition and Windows 2000 Advanced Server
GeoCluster for Windows — Datacenter Edition	MSCS that runs on Windows Server 2003 Datacenter Edition and Windows 2000 Datacenter Server
Double-Take — Shadow-Caster	Runs on Windows Small Business Server 2003 Edition and provides one to one full server system state recovery in a LAN environment.
Double-Take — SRO (Server Recovery Option)	An add-on module to Double-Take. Provides full server system state recovery on each server where it is installed.

Customer Support Services.  We provide comprehensive customer support, which we consider to be both a critical asset and a source of competitive advantage. We have developed our support organization to be a key differentiator for our company and our customers. Unlike the increasing number of software companies that seek to cut costs attributable to customer support, we have chosen to invest in the customer support experience and take pride in our personal interaction with our customers. We view our customer support function as a means to drive renewals, increase licenses with existing customers and acquire new customers. As part of our focus on customer support, we staff our front line support team with senior technicians with the goal of solving customer issues within the first call. We aim to provide an exceptional post-sales product experience for each customer. We believe this support effort will be scalable as our customer base continues to grow.

Product support is offered on an annual basis and can be either purchased in advance or at annual renewal points based on the date of initial software purchase. We have support centers in London, Paris, Brugge and Indianapolis. In addition to our support organization, primary product support for channel and OEM customers is sometimes provided directly by our partners, and we provide escalated engineering support for those partners when needed.

Deployment Services.  We have a professional services organization to help our customers with large scale and complex deployments. These offerings give our customers access to our best-practices and knowledge of the surrounding infrastructure to ensure a clean implementation. However, we do not consider our professional services to be strategic to our overall direction, and we try to design and build our software with the idea that it should be simple to install and operate without the need for extensive training or associated services. For those clients that meet the scale and complexity requirements, our professional services offerings consist of assessment and design services and implementation and deployment services.

Training.  We provide a series of training courses. Training is provided both on-site and off-site to fit the wide variety of needs of our customers and partners. The training courses include both instructor-led as well as computer-based class formats.

Our Customers

As of December 31, 2006, we had more than 10,000 customers in a variety of industries. Our customers use our software for a variety of purposes in terms of the applications they protect and the configuration of their servers. Our customers deploy our software in installations ranging from two servers to several hundred servers. Our customers include Bank of Montreal, the Boston Celtics, Brattleboro Memorial Hospital, Hatch Mott MacDonald, Hershey Entertainment & Resorts Company, infoUSA Inc., McGuireWoods LLP, MidAmerica Bank, Morgan Stanley, Shorenstein Realty Services, L.P., Suffolk University, The E.W. Scripps Company, The Pentagon, The United States Securities and Exchange Commission, United States Department of Defense and the United States Department of State. Our customers include over half of the Fortune 500 companies, 20 of the 25 largest U.S. law firms in the 2006 The American Lawyer AmLaw 100, over 1,000 financial institutions, over 1,100 hospitals and healthcare service providers and over 1,000 school districts and educational institutions.

Our Technology

Our software is based on flexible and efficient file system replication technology and advanced server and application failover technology. Most client/server applications have not been designed to provide for data redundancy or application failover to a different server or a different geographic location. Consequently, we had to develop solutions outside of standard application frameworks, utilizing different approaches to ensure that business-critical applications can be moved and restarted in different locations in a way that is as fast and transparent to users as possible. Many years of experience across a large installed base have given us a mature base of data protection and availability technologies that we believe represent a significant competitive advantage.

We believe that our patented architecture allows our software to be easily adapted to almost any operating system. The software’s functionality is built into the user-mode components (source and target) of the software, which remain largely consistent across operating systems.

The driver component is responsible for intercepting file system modifications, determining if the modifications are selected for replication and passing this information to the source component. The driver has been optimized to produce high-throughput with minimal resource requirements and to minimize file system latency to the end user.

The source component packages these transactions and transmits them to one or more target machines. The source component queues transactions when the target server or network is either slow or unavailable and uses patented compression techniques to minimize the system overhead required for this queuing. The source component also controls transmission and initial mirroring, as well as verification, replication set maintenance and connection management.

File system transactions are transmitted to the target machine using standard networking mechanisms to provide interoperability between various operating systems and high-throughput. The target component then receives replication transactions from the source component and applies these transactions to the target file system. The target component is multi-threaded to handle efficiently simultaneous transactions from multiple source servers to multiple target files. The target component also monitors the source server’s health and performs server failover (via name, network address and share/mount point aliasing) when the source is unavailable.

Management of our software is supported through various client interfaces, including a Win32 graphical interface, a full-screen text client, and a command-line interface. All client platforms are based on the same set of common application interface commands, and these functions are available to all third-party developers.

Our GeoCluster software combines our core replication technology with the application failover capabilities of Microsoft Cluster Services (MSCS). GeoCluster eliminates the need for clustered nodes to share access to the same physical disk, providing data redundancy and allowing cluster nodes to be placed at different locations, providing geographic redundancy for the cluster nodes as well as the data. With GeoCluster, mission critical data is stored on each cluster node’s local drives and then replicated to the other nodes in the cluster using our patented real-time replication. GeoCluster can also provide quorum capability, acting as an arbitrator for the cluster in the event that the cluster nodes are running but cannot communicate.

Marketing and Sales

We market and sell our software primarily to or through distributors, value-added resellers and OEMs, supported by an inside and field-based direct sales force located in the United States and Europe. Our selling model is based on building a strong distribution network through which customers can purchase the software. To date, we believe that this selling model has created an advantage for us. We currently have more than 250 selling partners within our distribution and value-added reseller program, and we are adding more to this group to meet regional and technology related needs. To support our partners in our sales channels, our sales group has been organized in an overlay format so that our sales teams are working with our partners within any geography to pursue sales jointly.

In addition, our marketing partners complement our sales campaigns through seminars, trade shows and joint advertising. We leverage our customers and partners to provide references and recommendations that we use in our various promotional and sales activities. These partners include Dell Computer Corporation, IBM Corporation, Microsoft Corporation, Hewlett-Packard Company and VMware, Inc.

The goal of our marketing effort is to develop sales opportunities by increasing the awareness of our software’s functionality and business need within our target markets and segments. We plan to continue to invest in building greater Double-Take brand recognition in the United States and internationally through expansion of the use of our brand, public relations programs, interactions with industry analysts, trade shows, web search optimization, regional seminars and speaking engagements.

In 2006, we received approximately 20% of our total revenue from sales of software and services to Dell Computer Corporation, which is the largest reseller of our software and services, approximately 13% of our total revenue from sales of software and services through Sunbelt Software Distribution, Inc., which is a reseller of our software and services, and approximately 4% of our total revenue from sales to Double-Take EMEA, which we acquired in May 2006 and is a distributor of our software and services primarily in Europe, the Middle East and Africa. No other resellers or distributors and no customer accounted for 10% or more of our total revenue in 2006.

Competition

The markets in which we compete are competitive and rapidly changing. Our primary competitors include EMC (Legato), Neverfail, Symantec (Veritas) and CA, Inc. (XOsoft). All of our competitors offer a variety of data protection and recovery solutions, some of which may offer features that we do not offer or have more attractive pricing.

The principal competitive factors in our industry include:

•	technology;

•	price;

•	product functionality and effectiveness;

•	product reliability;

•	product integration;

•	capacity for sales support;

•	scope and quality of customer support;

•	relationships with OEMs; and

•	reputation.

In addition to these factors, we also compete with alternative approaches for data protection and recovery. Alternative approaches include the following technologies:

•	Tape Backup. Tape backup solutions run on a scheduled basis, usually nightly or weekly, backing up all files to tape or scanning for files that have changed since the last backup and copying those files to tape. Full recovery from tape usually requires that the operating system and recovery software first be re-installed and re-configured on identical hardware before the data recovery component can begin. Examples of companies and products in this category include Symantec NetBackup and Backup Exec, IBM Tivoli Storage Manager, CA Brightstor Enterprise Backup, Legato Networker and CommVault Galaxy.

•	Snapshots. Hardware array based and operating system provided snapshots are tools that can reduce the time for recovering data, applications and servers. Snapshots operate on a disk volume basis by copying disk blocks that are about to be overwritten by changes before allowing new blocks to be written to disk. Because many snapshots are just differences from one point in time to another and not full copies of the volume, they are dependent on the survival of the original volume and exist in the same geographic location as the original volume. Therefore snapshots alone do not provide a complete solution, but can be used in conjunction with continuous data replication solutions like Double-Take to address many of the above limitations. Snapshot functionality is usually specific to a particular operating system volume manager or disk storage array. Examples of companies and products in this category include Microsoft Volume Shadow Copy Service, EMC TimeFinder and Snapview.

•	Clustering. Server clustering can improve the availability of data by providing one or more additional servers to resume processing in the event of a hardware or software failure. These systems are expensive, requiring matched server hardware and certified shared disk subsystems. In addition, server clusters are generally restricted to very short distances, making offsite disaster protection difficult. Shared disk clustering systems continue to have a single point of failure in the shared disk subsystem. Examples of companies and products in this category include Microsoft Cluster Service, Symantec Cluster Server, Steeleye LifeKeeper and Legato AutoStart.

•	Remote Disk Mirroring. Disk mirroring is typically implemented as software within a proprietary storage array or as a software driver or appliance between the server and the primary data storage. Changes are captured at the disk block level, with entire blocks of data being mirrored for any size change and any physical changes to the disk such as temporary files or defragmentation causing replication traffic. Typically, an operating system must boot and then “mount” the remotely mirrored drive in order to make the data accessible, which requires the operating system and applications to be installed and correctly configured to use the replicated volume, as well as extensive integrity checks. Examples of companies and products in this category include EMC SRDF and Mirrorview, Symantec Volume Replicator, FalconStorIPStor, DataCore SANmelody and Hitachi TrueCopy.

•	Continuous Data Protection (CDP). Although we have been providing continuous protection of data in our software for over 10 years, some new vendors have attempted to redefine this term to refer to solutions that capture and store a sequenced log of I/O changes or otherwise allow a data set to be recovered by “rolling back” to a previous point in time. These solutions typically focus exclusively on the data “rollback” aspects and do not consider the need to recover servers and applications as well as data in order to resume providing services to users. Examples of companies and products in this category include Revivio CPS, Mendocino

Software RecoveryONE, TimeSpring TimeData, Kashya KBX5000 Data Protection Platform and Microsoft Data Protection Manager.

In addition, our software competes with companies that also use host-based asynchronous replication, which relies on software running on the host operating system to intercept small changes being made to files as those changes are made. In addition to our products, examples of products that use host-based asynchronous replication include Symantec Replication Exec, Legato Replistor, Neverfail and XOsoft WANSync.

Some of our competitors have greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition and a larger overall customer base for their products. Additionally, some of these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with our software. As this market continues to develop, a number of companies with greater resources than ours could attempt to enter the market or increase their presence in this market by acquiring or forming strategic alliances with our competitors or business partners or by introducing their own competing products.

Our success will depend on our ability to adapt to these competing forces, to develop more advanced products more rapidly and less expensively than our competitors, to continue to develop a global sales and support network and to educate potential customers about the benefits of using our software rather than our competitors’ products. Our competitors could introduce products with superior features, scalability and functionality at lower prices than our software. In addition, some of our customers and potential customers may buy other software or services from our competitors, and to the extent that they prefer to consolidate their software purchasing from fewer vendors, may choose not to continue to purchase our software and support services.

We expect additional competition from other established and emerging companies. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could harm our business.

Research and Development

We have made a significant investment in developing and improving our software. Our research and development expenditures were $8.7 million, or approximately 29% of our total revenue, for 2004, $9.7 million, or approximately 24% of our total revenue, for 2005 and $10.7 million, or approximately 18% of our total revenue, for 2006. Our development team has specific core competencies in Windows development including drivers, file systems, storage, clustering, networking and applications such as Exchange, SQL Server, Oracle Database and SharePoint server. Our engineering organization, located in Indianapolis, Indiana, is responsible for product development, quality assurance, product management and documentation.

Intellectual Property

Our success as a company depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We have been granted two United States patents relating to our Real Time Backup System which is a component of all of our products. The granted United States patents will expire in October 2015. These patents and, to the extent any future patents are issued, may be contested, circumvented or invalidated over the course of our business, and we may not be able to prevent third-parties from infringing these patents. Therefore, the exact effect of having patents cannot be predicted with certainty.

Furthermore, we have registered the Double-Take® and GeoCluster® product trademarks in the United States and have applied for registration for a variety of other trademarks including Double-Take Shadowcastertm, Double-Take for Virtual Systemstm and Double-Take for Virtual Serverstm. A third party may contest the registration of our trademark applications or may bring a claim for infringement of any of our registered or non-registered trademarks.

Employees

As of March 15, 2007, we had 301 employees in offices across the United States, Europe and Canada. None of our employees are represented by labor unions, and we consider our current employee relations to be good.

Executive Officers of Double-Take Software

The following table sets forth information with respect to our executive officers:

Name	Age	Position

Dean Goodermote	53	President, Chief Executive Officer and Chairman of the Board of Directors
Robert L. Beeler	41	Vice President of Engineering
David J. Demlow	39	Chief Technology Officer
S. Craig Huke	44	Chief Financial Officer
Daniel M. Jones	39	Vice President of Sales and Marketing
Michael Lesh	62	Vice President of Professional Services and Support
Jo Murciano	55	Vice President of EMEA and President of Double-Take EMEA

Dean Goodermote joined Double-Take Software in March 2005 as President, Chief Executive Officer and Chairman of the board of directors. Since July 2004 he has also served as Chief Executive Officer of Grid-Analytics LLC, a concept-stage company he founded focused on aggregated research. From September 2001 to March 2005, Mr. Goodermote served as a Venture Partner of ABS Capital Partners. From September 2000 to August 2001, Mr. Goodermote was Chairman and Chief Executive Officer of Clinsoft Corporation, a developer of software for clinical research. From 1997 to August 2001, Mr. Goodermote was Chairman and President of Domain Solutions Corporation, a software developer for enterprise applications and the parent of Clinsoft. From May 2000 until December 2001, Mr. Goodermote founded and was Chief Executive Officer and then the Chairman of IPWorks, Inc., a developer of internet address management software. From August 1996 to May 2000, Mr. Goodermote was Chief Executive Officer and President of Process Software Corporation, a developer of Internetworking software. From August 1986 to February 1997, Mr. Goodermote served in various positions, including eventually President and Chairman, of Project Software and Development Corporation, later known as MRO Software, Inc., a provider of software-based asset and service management solutions.

Robert L. Beeler joined Double-Take Software in July 1995 as Vice President of Engineering. From 1996 to 2001, Mr. Beeler served as a member of our board of directors. From July 1991 to July 1995, Mr. Beeler served as Project Manager, Project Engineer and System/Software Engineer at the Naval Air Warfare Center, where he supervised and provided technical leadership to a development team in support of the Navy Airborne Electronic Warfare Platform. From 1988 to 1991, Mr. Beeler served as a Software Developer for National Field Service Inc.

David J. Demlow joined Double-Take Software in 1997 as Vice President of Product Management and, since January 2005, has served as our Chief Technology Officer. From 1991 to 1997, Mr. Demlow held the following positions at Seagate Software: 1994 to 1997, Senior Product Manager, Enterprise Storage Management; 1993 to 1994, Systems Engineer, Sales and Channel Support; 1991 to 1993, Account Rep, Direct and Channel Sales. From 1990 to 1991, Mr. Demlow served as a Sales Manager at Business Technology Associates, Inc.

S. Craig Huke joined Double-Take Software in June 2003 as Chief Financial Officer. From May 2001 to May 2003, Mr. Huke served as Chief Financial Officer for Apogee Networks Systems and Consulting LLC, Inc., a privately held software company specializing in network cost visibility and containment. From April 1999 to May 2001, Mr. Huke served as Chief Financial Officer at Bluestone Software, Inc., an Internet infrastructure software company. From April 1998 to April 1999, Mr. Huke served as Vice President, Finance at Metronet Communications Corp., a communications company. From November 1994 to April 1998, Mr. Huke held the following positions at Seer Technologies, Inc., a software development company: September 1997 to April 1998, Vice President & Corporate Controller; November 1996 to September 1997, Corporate Controller; November 1995

to November 1996, Director of Financial Reporting and Analysis; and November 1994 to November 1995, Manager of Financial Reporting and Analysis.

Daniel M. Jones joined Double-Take Software in October 2001 as Eastern Region Sales Director and, since May 2005, has served as our Vice President of Sales and Marketing. From January 2000 to October 2001, Mr. Jones served as National Director of Sales at StorageNetworks, a provider of data storage software services to major and global businesses. From January 1998 to January 2000, Mr. Jones served as Vice President of North American Sales of Net-tel Inc., a provider of internet protocol data and voice services. From June 1996 to December 1997, Mr. Jones served as Director of Sales at MidCom Communications Inc., a facility-based telecommunications company. From February 1991 to June 1996, Mr. Jones held the following positions at ALLNET/Frontier Communications: May 1993 to June 1996, Area Manager, July 1992 to May 1993, District Manager; and July 1991 to July 1992, Sales Representative.

Michael Lesh joined Double-Take Software in June 2001 as Vice President of Professional Services and Support. From October 2000 to June 2001, Mr. Lesh served as Director, Professional Services at Openpages, Inc., a provider of enterprise compliance management software. From February 1973 to October 2000, Mr. Lesh held the following positions at Data General, a division of EMC Corporation: January 1998 to October 2000, Director, Professional Services; February 1996 to January 1998, Director, Eastern Operations Professional Services; March 1995 to February 1996, Director, Technology Deployment Services; March 1990 to March 1995, Manager, Northeast Professional Services; and May 1984 to March 1990, Manager, Regional Systems Engineering.

Jo Murciano joined Double-Take Software in May 2006 as Vice President of EMEA and President of Double-Take EMEA. Mr. Murciano is also Chief Executive Officer and a director of Sunbelt Software Distribution, Inc., one of our resellers, which he joined in 1994. From October 1983 to May 2006, Mr. Murciano served as Chairman of Sunbelt System Software S.A.S., a software distributor that he founded in 1983 and which we acquired in May 2006. From September 1982 to October 2000, Mr. Murciano served as Chief Executive Officer of RMH Group, a provider of development and communication tools for the IBM AS/400 market that Mr. Murciano founded in 1982.

Available Information

For more information about us, visit our web site at www.doubletake.com. Our electronic filings with the SEC (including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge through our web site as soon as reasonably practicable after we electronically file with or furnish them to the SEC.

Item 1A.  Risk Factors.

An investment in our stock involves a high degree of risk. You should carefully consider the following risks and all of the other information set forth in this annual report before deciding to invest in shares of our common stock. If any of the events or developments described below occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock.

Risks Related to Our Business

Intense competition in our industry may hinder our ability to generate revenue and may adversely affect our margins.

The market for our software is intensely competitive. Our primary competitors include EMC Corporation (Legato), Neverfail Group, Ltd., Symantec Corporation (Veritas) and CA, Inc. (XOsoft Inc.). Some of these companies and many of our other current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources than we do, as well as larger installed customer bases and greater name recognition. Our competitors may be able to devote greater resources to the development, marketing, distribution, sale and support of their products than we can and some may have the ability to bundle their data replication offerings with their other products. The extensive relationships that these competitors have with existing customers may make it increasingly difficult for us to increase our market share. The resources of these competitors also may enable them to respond more rapidly to new or emerging technologies and changes in customer requirements and to reduce prices to win new customers.

As this market continues to develop, a number of other companies with greater resources than ours, including Microsoft, could attempt to enter the market or increase their presence by acquiring or forming strategic alliances with our competitors or business partners or by introducing their own competing products.

Our success will depend on our ability to adapt to these competitive forces, to develop more advanced products more rapidly and less expensively than our competitors, to continue to develop a global sales and support network, and to educate potential customers about the benefits of using our software rather than our competitors’ products. Existing or new competitors could introduce products with superior features, scalability and functionality at lower prices. This could dramatically affect our ability to sell our software. In addition, some of our customers and potential customers may buy other software, other competing products and related services from our competitors, and to the extent that they prefer to consolidate their software purchasing from fewer vendors, they may choose not to continue to purchase our software and support services.

We expect additional competition from other established and emerging companies. Increased competition could result in reduced revenue, price reductions, reduced gross margins and loss of market share, any of which would harm our results of operations.

Because a large majority of our sales are made to or through distributors, value-added resellers and original equipment manufacturers, none of which have any obligation to sell our software applications, the failure of this distribution network to sell our software effectively could materially adversely affect our revenue and results of operations.

We rely on distributors, value-added resellers and original equipment manufacturers, or OEMs, together with our inside and field-based direct sales force, to sell our products. These distributors, resellers and OEMs sell our software applications and, in some cases, incorporate our software into systems that they sell. We expect that these arrangements will continue to generate a large majority of our total revenue. Sales to or through our distributors, resellers and OEMs accounted for approximately 93% of our total revenue for the year ended December 31, 2005 and 94% for the year ended December 31, 2006. Sales to or through our top five distributors, resellers and OEMs accounted for approximately 63% of our total revenue for 2005 and 47% of our total revenue for 2006.

We have limited control over the amount of software that these businesses purchase from us or sell on our behalf, we do not have long term contracts with any of them, and they have limited obligations to recommend, offer or sell our software applications. Thus there is no guarantee that this source of revenue will continue at the same level as it has in the past. Any material decrease in the volume of sales generated by our larger distributors, resellers and OEMs could materially adversely affect our revenue and results of operations in future periods.

We depend on growth in the storage replication market, and lack of growth or contraction in this market could materially adversely affect our sales and financial condition.

Demand for data replication software is driven by several factors, including an increased focus on protecting business-critical applications, government and industry regulations requiring data protection and recovery, a heightened awareness of the potential for natural and man-made disasters and the growth in stored data from the increased use of automated systems. Segments of the computer and software industry have in the past experienced significant economic downturns and decreases in demand as a result of changing market factors. A change in the market factors that are driving demand for data replication software could adversely affect our sales, profitability and financial condition.

Our current products are designed exclusively for the Microsoft server environment, which exposes us to risks if Microsoft products are not compatible with our software or if Microsoft chooses to compete more substantially with us in the future.

We currently depend exclusively on customers that deploy Microsoft products within their organizations. Microsoft could make changes to its software that render our software incompatible or less effective. Furthermore,

Microsoft may choose to focus increased resources on applications that compete with our applications, including competing applications that Microsoft bundles with its operating platform. These actions could materially adversely affect our ability to generate revenue and maintain acceptable profit margins.

We have not generated net profits for any year since our inception and we may be unable to achieve or sustain profitability in the future.

We generated net losses of $15.3 million for 2004, and $11.8 million for 2005, and $0.6 million for 2006. We may be unable to achieve or sustain profitability in future periods. We intend to continue to expend significant funds in developing our software offerings and for general corporate purposes, including marketing, services and sales operations, hiring additional personnel, upgrading our infrastructure, and regulatory compliance obligations in connection with being a public reporting company. We expect that associated expenses will precede any revenue generated by the increased spending. If we experience a downturn in our business, we may incur or continue to incur losses and negative cash flows from operations, which could materially adversely affect our results of operations and capitalization.

Because we generate substantially all of our revenue from sales of our Double-Take software and related services, a decline in demand for our Double-Take software could materially adversely affect our revenue, profitability and financial condition.

We derive nearly all of our software revenue from our Double-Take software, which generated approximately 97% of our total revenue for the years ended December 31, 2005 and December 31, 2006. In addition, we derive substantially all of our maintenance and professional services revenue from associated maintenance and customer support of these applications. As a result, we are particularly vulnerable to fluctuations in demand for these software applications, whether as a result of competition, product obsolescence, technological change, budgetary constraints of our customers or other factors. If demand for any of these software applications declines significantly, our revenue, profitability and financial condition would be adversely affected.

We may not be able to respond to technological changes with new software applications, which could materially adversely affect our sales and profitability.

The markets for our software applications are characterized by rapid technological changes, changing customer needs, frequent introduction of new software applications and evolving industry standards. The introduction of software applications that embody new technologies or the emergence of new industry standards could make our software applications obsolete or otherwise unmarketable. As a result, we may not be able to accurately predict the lifecycle of our software applications, which may become obsolete before we receive any revenue or the amount of revenue that we anticipate from them. If any of the foregoing events were to occur, our ability to retain or increase market share in the storage replication market could be materially adversely affected.

To be successful, we need to anticipate, develop and introduce new software applications on a timely and cost-effective basis that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers and their budgets. We may fail to develop or sell software applications that respond to technological changes or evolving industry standards, experience difficulties that could delay or prevent the successful development, introduction or sale of these applications or fail to develop applications that adequately meet the requirements of the marketplace or achieve market acceptance. Our failure to develop and market such applications and services on a timely basis, or at all, could materially adversely affect our sales and profitability.

Our failure to offer high quality customer support services could harm our reputation and could materially adversely affect our sales of software applications and results of operations.

Our customers depend on us, and, to some extent, our distribution partners, to resolve implementation, technical or other issues relating to our software. A high level of service is critical for the successful marketing and sale of our software. If we or our distribution partners do not succeed in helping our customers quickly resolve post-deployment issues, our reputation could be harmed and our ability to make new sales or increase sales to existing customers could be damaged.

Defects or errors in our software could adversely affect our reputation, result in significant costs to us and impair our ability to sell our software.

If our software is determined to contain defects or errors our reputation could be materially adversely affected, which could result in significant costs to us and impair our ability to sell our software in the future. The costs we would incur to correct product defects or errors may be substantial and would adversely affect our operating results. After the release of our software, defects or errors have been identified from time to time by our internal team and by our clients. Such defects or errors may occur in the future.

Any defects that cause interruptions to the data recovery functions of our applications, or that cause other applications on the operating system to malfunction or fail, could result in:

•	lost or delayed market acceptance and sales of our software;

•	loss of clients;

•	product liability suits against us;

•	diversion of development resources;

•	injury to our reputation; and

•	increased maintenance and warranty costs.

We may fail to realize the anticipated benefits of our acquisition of Sunbelt System Software S.A.S.

Our future success will depend in significant part on our ability to realize the operating efficiencies, new revenue opportunities and cost savings we expect to result from the integration of Sunbelt System Software S.A.S., which is now known as Double-Take Software S.A.S., or Double-Take EMEA. Our operating results and financial condition may be adversely affected if we are unable to integrate successfully the operations of Double-Take EMEA, or incur unforeseen costs and expenses or experience unexpected operating difficulties that offset anticipated cost savings. In particular, the integration may involve, among other items, integration of sales, marketing, billing, accounting, management, personnel, payroll, network infrastructure and other systems and operating hardware and software, some of which may be incompatible with our existing systems and therefore may need to be replaced. The integration may place significant strain on our management, financial and other resources.

We may not receive significant revenue from our research and development efforts for several years, if at all.

We have made a significant investment in developing and improving our software. Our research and development expenditures were $8.7 million, or approximately 29% of our total revenue, for 2004, $9.7 million, or approximately 24% of our total revenue, for 2005 and $10.7 million, or approximately 18% of our total revenue, for 2006. We believe that we must continue to dedicate a significant amount of our resources to our research and development efforts to maintain our competitive position, and we plan to do so. However, we may not receive significant revenue from these investments for several years following each investment, if ever.

The loss of key personnel or the failure to attract and retain highly qualified personnel could adversely affect our business.

Our future performance depends on the continued service of our key technical, sales, services and management personnel. We rely on our executive officers and senior management to execute our existing business plans and to identify and pursue new opportunities. The loss of key employees could result in significant disruptions to our business, and the integration of replacement personnel could be time consuming, cause additional disruptions to our business and be unsuccessful. We do not carry key person life insurance covering any of our employees.

Our future success also depends on our continued ability to attract and retain highly qualified technical, services and management personnel. Competition for such personnel is intense, and we may fail to retain our key technical, services and management employees or attract or retain other highly qualified technical, services and management personnel in the future. Conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our personnel costs would be excessive and our business and profitability could be adversely affected.

We will not be able to maintain our sales growth if we do not retain or attract and train qualified sales personnel.

A portion of our revenue is generated by our direct sales force, and our future success will depend in part upon its continued productivity and expansion. To the extent we experience attrition in our direct sales force, we will need to hire replacements. We face intense competition for sales personnel in the software industry, and we may not be successful in retaining, hiring or training our sales personnel in accordance with our plans. If we fail to retain the experienced members of our sales force, or maintain and expand our sales force as needed, our future sales and profitability could be adversely affected.

Changes in the regulatory environment and general economic condition and other factors in countries in which we have international sales and operations could adversely affect our operations.

We derived approximately 24% of our revenue from sales outside the United States in 2005 and approximately 29% of our revenue from sales outside the United States in 2006. We anticipate that our acquisition of Double-Take EMEA in May 2006 will significantly increase the percentage of our revenue generated from sales outside the United States in future periods. Our international operations are subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many countries, including:

•	difficulties in staffing and managing our international operations;

•	costs and delays in downsizing non-United States workforces, if necessary, as a result of applicable non-United States employment and other laws;

•	the adoption or imposition by foreign countries of additional withholding taxes, other taxes on our income, or tariffs or other restrictions on foreign trade or investment, including currency exchange controls;

•	general economic conditions in the countries in which we operate could adversely affect our earnings from operations in those countries;

•	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements may occur, including those pertaining to export duties and quota, trade and employment restrictions;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivables;

•	competition from local suppliers; and

•	political unrest, war or acts of terrorism.

Each of the foregoing risks could reduce our revenue or increase our expenses.

We are exposed to domestic and foreign currency fluctuations that could harm our reported revenue and results of operations.

Historically, our international sales were generally denominated in the United States dollar. As a result of our acquisition of Double-Take EMEA, we now have international sales that are denominated in foreign currencies, and this revenue could be materially affected by currency exchange rate fluctuations. Our primary exposures are to fluctuations in exchange rates for the United States dollar versus the Euro and, to a lesser extent, the British Pound. Changes in currency exchange rates could adversely affect our reported revenue and could require us to reduce our prices to remain competitive in foreign markets, which could also materially adversely affect our results of operations. We have not historically hedged exposure to changes in foreign currency exchange rates and, as a result, we could incur unanticipated gains or losses.

Protection of our intellectual property is limited, and any misuse of our intellectual property by others could materially adversely affect our sales and results of operations.

Proprietary technology in our software is important to our success. To protect our proprietary rights, we rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions. While we own two issued patents, we have not emphasized patents as a source of significant competitive advantage and have also sought to protect our proprietary technology under laws affording protection for trade secrets, copyright and trademark protection of our software, products and developments where available and appropriate. In addition, our issued patents may not provide us with any competitive advantages or may be challenged by third parties, and the patents of others may seriously impede our ability to conduct our business. Further, any patents issued to us may not be timely or broad enough to protect our proprietary rights.

We also have five registered trademarks in the U.S., including the Double-Take mark. Although we attempt to monitor use of and take steps to prevent third parties from using our trademarks without permission, policing the unauthorized use of our trademarks is difficult. If we fail to take steps to enforce our trademark rights, our competitive position and brand recognition may be diminished.

We protect our software, trade secrets and proprietary information, in part, by requiring all of our employees to enter into agreements providing for the maintenance of confidentiality and the assignment of rights to inventions made by them while employed by us. We also enter into non-disclosure agreements with our consultants to protect our confidential and proprietary information. There can be no assurance that our confidentiality agreements with our employees, consultants and other third parties will not be breached, that we will be able to effectively enforce these agreements, have adequate remedies for any breach, or that our trade secrets and other proprietary information will not be disclosed or otherwise be protected. Furthermore, there also can be no assurance that others will not independently develop technologies that are similar or superior to our technology or reverse engineer our products.

Protection of trade secret and other intellectual property rights in the markets in which we operate and compete is highly uncertain and may involve complex legal and scientific questions. The laws of countries in which we operate may afford little or no protection to our trade secrets and other intellectual property rights. Policing unauthorized use of our trade secret technologies and proving misappropriation of our technologies is particularly difficult, and we expect software piracy to continue to be a persistent problem. Piracy of our products represents a loss of revenue to us. Furthermore, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may adversely affect our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our confidential information and trade secret protection. If we are unable to protect our proprietary rights or if third-parties independently develop or gain access to our or similar technologies, our competitive position and revenue could suffer.

Claims that we misuse the intellectual property of others could subject us to significant liability and disrupt our business, which could materially adversely affect our results of operations and financial condition.

Because of the nature of our business, we may become subject to material claims of infringement by competitors and other third-parties with respect to current or future software applications, trademarks or other proprietary rights. Our competitors, some of which may have substantially greater resources than us and have made significant investments in competing technologies or products, may have, or seek to apply for and obtain, patents that will prevent, limit or interfere with our ability to make, use and sell our current and future products, and we may not be successful in defending allegations of infringement of these patents. Further, we may not be aware of all of the patents and other intellectual property rights owned by third-parties that may be potentially adverse to our interests. We may need to resort to litigation to enforce our proprietary rights or to determine the scope and validity of a third party’s patents or other proprietary rights, including whether any of our products or processes infringe the patents or other proprietary rights of third-parties. The outcome of any such proceedings is uncertain and, if unfavorable, could significantly harm our business. If we do not prevail in this type of litigation, we may be required to:

•	pay damages, including actual monetary damages, royalties, lost profits or other damages and third-party’s attorneys’ fees, which may be substantial;

•	expend significant time and resources to modify or redesign the affected products or procedures so that they do not infringe a third-party’s patents or other intellectual property rights; further, there can be no assurance that we will be successful in modifying or redesigning the affected products or procedures;

•	obtain a license in order to continue manufacturing or marketing the affected products or processes, and pay license fees and royalties; if we are able to obtain such a license, it may be non-exclusive, giving our competitors access to the same intellectual property, or the patent owner may require that we grant a cross-license to part of our proprietary technologies; or

•	stop the development, manufacture, use, marketing or sale of the affected products through a court-ordered sanction called an injunction, if a license is not available on acceptable terms, or not available at all, or our attempts to redesign the affected products are unsuccessful.

Any of these events could adversely affect our business strategy and the value of our business. In addition, the defense and prosecution of intellectual property suits, interferences, oppositions and related legal and administrative proceedings in the United States and elsewhere, even if resolved in our favor, could be expensive, time consuming, generate negative publicity and could divert financial and managerial resources.

In December 2005, we agreed to terms for settlement of a legal proceeding with a provider of information storage systems that involved claims regarding some of the intellectual property components of our software. Pursuant to a settlement agreement, we paid $3.8 million in January 2006 and agreed to pay, or make purchase of their products for our use or for resale in amounts equal to, $500,000 in each of January 2007, 2008, 2009 and 2010. For January 2007, we purchased products to fulfill this agreement in December of 2006.

We expect that software developers will increasingly be subject to infringement claims as the number of software applications and competitors in our industry segment grows and the functionality of software applications in different industry segments overlaps. Thus, we could be subject to additional patent infringement claims in the future. There can be no assurance that the claims that may arise in the future can be amicably disposed of, and it is possible that litigation could ensue.

Intellectual property litigation can be complex, costly and protracted. As a result, any intellectual property litigation to which we are subject could disrupt our business operations, require us to incur substantial costs and subject us to significant liabilities, each of which could severely harm our business.

Plaintiffs in intellectual property cases often seek injunctive relief. Any intellectual property litigation commenced against us could force us to take actions that could be harmful to our business, including the following:

•	stop selling our products or using the technology that contains the allegedly infringing intellectual property;

•	attempt to obtain a license to use the relevant intellectual property, which may not be available on reasonable terms or at all; and

•	attempt to redesign the products that allegedly infringed upon the intellectual property.

If we are forced to take any of the foregoing actions, our business, financial position and operating results could be harmed. We may not be able to develop, license or acquire non-infringing technology under reasonable terms, if at all. These developments would result in an inability to compete for customers and would adversely affect our ability to increase our revenue. The measure of damages in intellectual property litigation can be complex, and is often subjective or uncertain. If we were to be found liable for the infringement of a third party’s proprietary rights, the amount of damages we might have to pay could be substantial and would be difficult to predict.

We may engage in future acquisitions or investments that present many risks, and we may not realize the anticipated financial and strategic goals for any of these transactions.

We do not have significant experience acquiring companies. Since our inception, our only acquisition has been the acquisition of Double-Take EMEA. We may acquire or make investments in additional companies. Acquisitions and investments involve a number of difficulties that present risks to our business, including the following:

•	we may be unable to achieve the anticipated benefits from the acquisition or investment;

•	we may have difficulty integrating the operations and personnel of the acquired business, and may have difficulty retaining the key personnel of the acquired business;

•	we may have difficulty incorporating the acquired technologies or products with our existing software and technology;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies across locations; and

•	we may experience significant problems or liabilities associated with product quality, technology and legal contingencies.

These factors could materially adversely affect our business, results of operations and financial condition or cash flow, particularly in the case of a larger acquisition or multiple acquisitions in a short period of time. From time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as expense.

The consideration paid for an investment or acquisition may also affect our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, including proceeds of our initial public offering. To the extent we issue shares of our capital stock or other rights to purchase shares of our capital stock as consideration for the acquisitions, including options or other rights, our existing stockholders may be diluted, and our earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, write-offs and restructuring charges. They may also result in goodwill and other intangible assets that are subject to an impairment test, which could result in future impairment charges.

We cannot predict our future capital needs and we may be unable to obtain additional financing to fund acquisitions, which could materially adversely affect our business, results of operations and financial condition.

We may need to raise additional funds in the future in order to acquire complementary businesses, technologies, products or services. Any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities, you may experience significant dilution of your ownership interest, and the newly-issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third-parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If additional financing is not available when required or is not available on acceptable terms, we may be unable to successfully develop or enhance our software and services through acquisitions in order to take advantage of business opportunities or respond to competitive pressures, which could materially adversely affect our software and services offerings, revenue, results of operations and financial condition. We have no current plans, nor are we currently considering any proposals or arrangements, written or otherwise, to acquire a business or a material technology, product or service.

We are incurring significant costs as a result of operating as a public company that we have not previously incurred, and our management and key employees will required to devote substantial time to compliance initiatives.

We have operated as a public company only since December 14, 2006. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and NASDAQ, impose various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel are devoting substantial amounts of time to these new compliance initiatives. Moreover, these rules and regulations have significantly increased our legal and financial compliance costs and have made some activities more time-consuming and costly. In addition, we have and will continue to incur additional costs associated with our public company reporting requirements. We will incur significant costs to remediate any material weaknesses we identify through these efforts. These rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, We currently are evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. If our profitability is adversely affected because of these additional costs, it could have a negative effect on the trading price of our common stock.

Risks Related to Our Common Stock

We may experience a decline in revenue or volatility in our operating results, which may adversely affect the market price of our common stock.

We cannot predict our future revenue with certainty because of many factors outside of our control. A significant revenue or profit decline, lowered forecasts or volatility in our operating results could cause the market price of our common stock to decline substantially. Factors that could affect our revenue and operating results include the following:

•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced information technology budgets;

•	the possibility that our customers may defer purchases of our software applications in anticipation of new software applications or updates from us or our competitors;

•	the ability of our distributors, value-added resellers and OEMs to meet their sales objectives;

•	market acceptance of our new applications and enhancements;

•	our ability to control expenses;

•	changes in our pricing and distribution terms or those of our competitors;

•	the demands on our management, sales force and services infrastructure as a result of the introduction of new software applications or updates; and

•	the possibility that our business will be adversely affected as a result of the threat of terrorism or military actions taken by the United States or its allies.

Our expense levels are relatively fixed and are based, in part, on our expectations of our future revenue. If revenue levels fall below our expectations, our net income would decrease because only a small portion of our expenses varies with our revenue. Therefore, any significant decline in revenue for any period could have an immediate adverse impact on our results of operations for the period. We believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. In addition, our results of operations could be below expectations of public market analysts and investors in future periods, which would likely cause the market price of our common stock to decline.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering us downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease coverage of our company, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Sales of outstanding shares of our common stock into the market in the future could cause the market price of our common stock to drop significantly, even if our business is doing well.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 15, 2007, a total of 11,481,677 shares of our common stock, or 55% of our outstanding shares as of March 15, 2007, are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the near future. In addition, the holders of an aggregate of 9,202,329 shares of our common stock as of March 15, 2007, have registration rights with respect to their shares of common stock. These registration rights include demand registration rights, in which these stockholders are entitled to require us to register the sale of their shares under the Securities Act on up to three occasions on SEC Form S-1 and on an unlimited number of occasions on SEC Form S-3, and piggyback registration rights, in which the stockholders with the registration rights are entitled to require us to include their shares in a registration of our securities for sale by us or by other security holders.

Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

After the lockup agreements pertaining to our initial public offering expire on June 12, 2007, up to an additional 11.7 million shares will be eligible for sale in the public market, 9.0 million of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933 as amended, or the Securities Act. In addition, the 0.2 million shares subject to outstanding warrants and the 3.0 million shares underlying options that are either subject to the terms of our equity compensation plans or reserved for future issuance under our equity compensation plans will become eligible for sale in the public market to the extent permitted by the provisions of various option agreements and warrants, the lockup agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Some of our stockholders may exert significant influence over us.

Two general partners of ABS Capital Partners currently serve on our board of directors. Affiliates of ABS Capital Partners own in the aggregate shares representing approximately 29.9% of our outstanding voting power. As a result, these stockholders will be able to exert significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of these stockholders may not coincide with the interests of the other holders of our common stock with respect to our operations or strategy.

We do not anticipate paying any dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. If we do not pay cash dividends, you could only receive a return on your investment in the common stock if the market price of the common stock increases before you sell your shares. In addition, the terms of our loan and security agreement restrict our ability to pay dividends.

Provisions in our organizational documents and in the Delaware General Corporation Law may prevent takeover attempts that could be beneficial to our stockholders.

Provisions in our charter and bylaws and in the Delaware General Corporation Law may make it difficult and expensive for a third party to pursue a takeover attempt we oppose even if a change in control of our company would be beneficial to the interests of our stockholders. Our board of directors has the authority to issue up to 20,000,000 shares of preferred stock in one or more series and to fix the powers, preferences and rights of each series without stockholder approval. The ability to issue preferred stock could discourage unsolicited acquisition proposals or make it more difficult for a third-party to gain control of our company, or otherwise could adversely affect the market price of our common stock. Further, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. However, because funds affiliated with ABS Capital Partners acquired their shares prior to our initial public offering, Section 203 is currently inapplicable to any business combination or transaction with it or its affiliates.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We maintain office space in Southborough, Massachusetts, Paris, France, Worcester, United Kingdom, Hoboken, New Jersey, and Indianapolis, Indiana, where we have our development operations and principal call center. We have 45,429 square feet of office space in Indianapolis pursuant to a lease that expires in 2010. We also maintain sales offices in multiple locations worldwide. We believe that our current facilities are suitable and adequate to meet our current needs, and we intend to add new facilities or expand existing facilities as we add employees.

Item 3.	Legal Proceedings.

We currently have no material legal proceedings pending.

Item 4.	Submission of Matters to a Vote of Security Holders.

By written consent dated November 2, 2006, a majority of the holders of the capital stock of our Company, entitled to vote at each meeting of our stockholders, and a majority of the issued and outstanding shares of our Series B Convertible Preferred Stock and our Series C Convertible Preferred Stock, voting together as a single voting class, (i) approved an amendment to our Amended and Restated Certificate of Incorporation (the “Charter”) to effect a 1-for-4.9 reverse stock split of our common stock, (ii) approved the Second Amended and Restated Certificate of Incorporation, amending and restating our Charter, and (iii) approved and adopted an increase in the number of shares of our common stock available for issuance pursuant to the Double-Take Software 2006 Omnibus Incentive Plan. Each of the foregoing items was approved by holders of 13,633,333 shares of our Series B Convertible Preferred Stock then outstanding and 7,840,092 shares of our Series C Convertible Preferred Stock then outstanding. There were no votes cast against or withheld and no abstentions with respect to the foregoing items.

By written consent dated December 15, 2006 a majority of the issued and outstanding shares of our Series B Convertible Preferred Stock approved and consented to the conversion of Series B Convertible Preferred Stock into our common stock upon the closing of our initial public offering of our common stock. The foregoing item was approved and consented to by holders of 13,633,333 shares of our Series B Convertible Preferred Stock then outstanding. There were no votes cast against or withheld and no abstentions with respect to the foregoing item.

By written consent dated December 15, 2006 a majority of the issued and outstanding shares of our Series C Convertible Preferred Stock approved and consented to the conversion of Series C Convertible Preferred Stock into our common stock upon the closing of our initial public offering of our common stock. The foregoing item was approved and consented to by holders of 7,840,092 shares of our Series C Convertible Preferred Stock then outstanding. There were no votes cast against or withheld and no abstentions with respect to the foregoing item.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since December 15, 2006, our common stock has traded on the NASDAQ Global Market under the symbol “DBTK.” Prior to trading on the NASDAQ Global Market our common stock was not listed or quoted on any national exchange or market system.

The following table sets forth, for the periods indicated, the high and low sale price for our common stock as reported on the NASDAQ Global Market.

Year Ended December 31, 2006	High	Low

4th Quarter (December 15 through December 31)	$13.60	$11.80

On March 15, 2007, the last sale price reported on the NASDAQ Global Market for our common stock was $14.14.

Stockholders

As of March 15, 2007, there were 287 holders of record of our common stock.

Dividends

We did not pay cash dividends on our common stock in 2005 or 2006 and we do not anticipate that we will pay cash dividends on our common stock in the foreseeable future. Future declaration and payment of dividends, if any, on our common stock will be determined by our board of directors in light of factors the board of directors deems relevant, including our earnings, operations, capital requirements and financial condition and restrictions in our financing agreements. In addition, the terms of our loan and security agreement with Silicon Valley Bank restrict our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is included in Item 12 of this annual report.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 15, 2006 (the date our common stock initially began trading on the NASDAQ Global Market) and December 31, 2006, with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Technology Index, over the same period. This graph assumes the investment of $100,000 on December 15, 2006 in our common stock, the NASDAQ Composite Index and the NASDAQ Technology Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 15, 2006 was the closing price of $12.66 per share. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	12/15/2006	12/29/2006
Double-Take Software	100	101.7
NASDAQ Composite Index	100	98.3
NASDAQ Technology Index	100	97.0

Use of Proceeds

On December 14, 2006, our Registration Statement on Form S-1 (333-136499) covering our initial public offering was declared effective by the SEC, and the offering commenced the following day. We registered 5,000,000 shares of common stock to be sold by us, 2,500,000 shares to be sold by selling stockholders and an additional 1,125,000 to be sold by selling stockholders to cover an over-allotment option granted to the underwriters. Cowen & Company, LLC and Thomas Weisel Partners LLC acted as joint bookrunning managers for the offering. The initial closing of the offering was on December 20, 2006, at which time we sold 5,000,000 shares and the selling stockholders sold 2,500,000 shares. The closing of the underwriters’ over-allotment option and the offering closed on January 5, 2007, at which time the selling stockholders sold an additional 1,125,000 shares.

The shares sold by us and the selling stockholders at the initial closing were sold at a price to the public of $11.00 per share. Costs incurred in connection with the issuance and distribution of the securities registered were as follows:

•	Underwriting discounts and commissions — $3,850,000

•	Other expenses — $3,601,000, which included payments for legal services incurred on behalf of certain of the selling stockholders for their participation in the offering, including: ABS Capital Partners IV, L.P., ABS Capital Partners IV-A, L.P., ABS Capital Partners IV Offshore L.P. and ABS Capital Partners IV Special Offshore L.P., which we refer to collectively as the ABS Entities, for whom two of our directors, Laura S. Witt and Ashoke (Bobby) Goswami, each serve as a managing member of the general partner; Robert Beeler; Dave Demlow; and Mike Lesh.

•	Total expenses — $7,451,000

Except as noted above, none of these payments were direct or indirect payments to directors or officers of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or any of our affiliates. The net offering proceeds to us after deducting the total expenses described above totaled approximately $47.5 million.

As of December 31, 2006, we had used approximately $10.2 million of the net proceeds to fund a mandatory payment to the holders of our Series B convertible preferred stock in connection with the conversion of the outstanding shares of our Series B convertible preferred stock immediately before the completion of our initial public offering, which included payments to the ABS Entities on a pro rata basis in accordance with their ownership of our Series B convertible preferred stock. We intend to use the remaining $37.4 million of the net proceeds from the offering for working capital and other general corporate purposes.

We pursue acquisitions of other businesses as part of our business strategy and may use a portion of the net proceeds to fund these acquisitions. We have no agreement with respect to any acquisition, although we assess opportunities on an ongoing basis and from time to time have discussions with other companies about potential transactions.

Our management will have significant flexibility in applying the net proceeds of the offering. Further, changing business conditions and unforeseen circumstances could cause the actual amounts used for these purposes to vary from our estimates. Pending their use, we have invested the net proceeds of the offering in short-term, interest-bearing securities. We cannot predict whether the proceeds invested will yield a favorable return.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this annual report. The consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004, and the selected consolidated balance sheet data as of December 31, 2006 and 2005 are derived from, and are qualified by reference to, the audited consolidated financial statements included in the annual report. The consolidated statement of operations data for the years ended December 31, 2003 and 2002, and the consolidated balance sheet data as of December 31, 2004, 2003, and 2002 are derived from audited consolidated financial statements which are not included in the Annual Report.

	Year Ended December 31,
	2006	2005	2004	2003	2002

Statement of Operations Data:
Revenue:
Software licenses	$38,418	$26,222	$19,943	$16,283	$10,200
Maintenance and professional services	22,422	14,488	9,895	7,650	4,125

Total revenue	60,840	40,710	29,838	23,933	14,325

Cost of revenue:
Software licenses	1,355	38	559	1,426	1,351
Maintenance and professional services	6,193	4,357	3,694	3,103	2,182

Total cost of revenue	7,548	4,395	4,253	4,529	3,533

Gross profit	53,292	36,315	25,585	19,404	10,792

	Year Ended December 31,
	2006	2005	2004	2003	2002

Operating expenses:
Sales and marketing	22,211	17,191	16,188	13,654	10,307
Research and development	10,679	9,748	8,717	6,373	6,645
General and administrative	11,824	6,730	5,666	5,253	3,532
Depreciation and amortization	1,613	805	527	1,617	1,753
Legal fees and settlement costs	—	5,671	1,755	200	—

Total operating expenses	46,327	40,145	32,853	27,097	22,237

Operating income (loss)	6,965	(3,830)	(7,268)	(7,693)	(11,445)
Interest income	319	83	7	19	19
Interest expense	(91)	(36)	(765)	(341)	(2,923)
Foreign exchange gains	56	—	—	—	—

Income (loss) before income taxes	7,249	(3,783)	(8,026)	(8,015)	(14,349)
Income tax expense	494	—	—	—	—

Net income (loss)	6,755	(3,783)	(8,026)	(8,015)	(14,349)
Less:
Accretion of preferred stock	(4,496)	(5,332)	(5,314)	(4,928)	(1,240)
Reduction in Series B preferred stock conversion price	—	—	—	(1,194)	—
Warrants exchanged for common stock	—	—	—	—	(4)
Exchange of Series A for Series B preferred stock	—	—	—	—	(1,511)
Dividends on preferred stock	(2,830)	(2,686)	(2,029)	(1,637)	(206)

Net loss attributable to common stockholders	$(571)	$(11,801)	$(15,369)	$(15,774)	$(17,310)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.13)	$(3.11)	$(4.06)	$(4.16)	$(6.57)

Weighted-average number of shares used in per share amounts:
Basic and diluted	4,306	3,789	3,786	3,786	2,633

	December 31,
	2006	2005	2004	2003	2002

Balance Sheet Data:
Current assets:
Cash and cash equivalents	$55,170	$8,341	$5,831	$676	$4,373
Working Capital	42,674	(2,256)	497	62	3,955
Total Assets	77,026	18,590	13,318	8,772	11,307
Deferred revenue	16,744	10,562	7,304	4,144	2,292
Long-term deferred revenue	3,977	2,887	1,607	586	—
Long-term deferred rent	406	518	610	668	692
Long-term capital lease obligations	17	7	38	—	—
Redeemable convertible preferred stock	—	50,561	42,489	27,646	19,501
Total stockholders’ equity (deficit)	$45,230	$(54,307)	$(42,601)	$(27,386)	$(13,077)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and the related notes included elsewhere in this annual report.

Overview

Double-Take Software develops, sells and supports affordable software that reduces downtime and protects data for business-critical systems. We believe that we are the leading supplier of replication software for Microsoft server environments. By simply loading our software onto servers running current Windows operating systems, organizations of any size can maintain an off-site standby server with replicated data, providing rapid recovery in the event of a disaster. We estimate that we have sold licenses for approximately 105,000 copies of Double-Take to more than 10,000 customers.

In recent years, we have experienced substantial growth, increasing our total revenue from $14.3 million for the year ended December 31, 2002 to $60.8 million for the year ended December 31, 2006, and we have gone from having net losses of $14.3 million to a net income of $6.8 million during that same period. We believe that our focus on providing affordable replication software to companies of all sizes through an efficient direct sales team and a robust distribution network has been instrumental to our continued revenue growth. Revenue generated by sales of our software represented 63% of our total revenue in 2006. Sales of maintenance and professional services generated the remainder of our revenue.

As a result of our investments in developing our software and establishing our broad distribution network (as well as legal fees and settlement costs associated with the defense and settlement of a legal case involving our intellectual property) we experienced significant operating losses through 2005. Our ability to increase the productivity of our sales force and distribution partners while controlling our other expenses has driven an improvement in our results, from an operating loss of $11.4 million and a net loss of $14.3 million in 2002 to an operating and net loss of $3.8 million in 2005. We achieved operating income of $7.0 million and net income of $6.8 million in 2006.

We commenced operations in 1991, primarily developing software for load balancing between network interface cards of servers running NetWare, a then-popular network operating system developed by Novell, Inc. We released the first Windows-based version of Double-Take in 1996 based, in part, on these experiences.

Some Important Aspects of Our Operations

We license our software under perpetual licenses to end-user customers directly and to a network of distributors, value-added resellers and original equipment manufacturers, or OEMs. Our distributors primarily sell our software to our resellers. Our resellers bundle or sell our software together with their own products and also sell our software independently. Our OEMs market, sell and support our software and services on a stand-alone basis and incorporate our software into their own hardware and software products.

Software sales made to or through our distributors, value-added resellers and OEMs generated approximately 94% of total software revenue in 2006. During 2006, approximately 6% of our software sales were made solely by our direct sales force, approximately 15% were made to our distributors for sale to value-added resellers, approximately 73% of which were made directly through resellers and approximately 6% were made through OEMs, primarily Hewlett-Packard Co. We believe that we will need to continue to maintain close relationships with our partners to sustain and increase profitability. We have no current plans to focus future growth on one distribution channel versus another. We believe our direct sales force complements our indirect distribution network, and we intend to continue to increase revenue generated by both.

In 2006, the median price of sales of Double-Take software licenses to customers was approximately $4,000 and the average sales cycle was less than three months. The pricing of our product has not materially changed from 2003 through 2006. We believe that these factors have contributed to more balanced sales throughout the quarter and more predictable revenue streams in comparison to other software companies with perpetual license models. We believe that the affordability of our software is a competitive advantage.

On May 23, 2006, we completed our acquisition of Sunbelt System Software S.A.S., which is now known as Double-Take Software S.A.S., or Double-Take EMEA. From 1998 through the acquisition date, Double-Take EMEA was the principal or exclusive distributor of our software in our European, Middle Eastern and African markets and a certified Double-Take training organization. Sales of our software and related services generated 93% of Double-Take EMEA’s revenue in 2005. Our acquisition of Double-Take EMEA has provided us with a direct presence in the European, Middle Eastern and African markets, the opportunity to further our strategic initiative to increase revenue generated outside of the United States, and opportunities for improved margins. The inclusion of Double-Take EMEA’s assets and operations in our business since May 23, 2006 has contributed to a significant increase in the size of our business.

Revenue

We derive revenue from sales of perpetual licenses for our software and from maintenance and professional services.

Software Licenses.  We derive the majority of our revenue from sales of perpetual licenses of our software applications, which allow our customers to use the software indefinitely. We do not customize our software for a specific end user customer. We recognize revenue from sales of perpetual licenses generally upon shipment of the software. In accordance with EITF 01-9, our software revenue is reported net of rebates and discounts because we do not receive an identifiable benefit in exchange for the rebate or discount.

Our software revenue generated approximately 64% of our total revenue in 2005 and 63% of our total revenue in 2006. Sales to existing customers generated approximately 54% of our software revenue in 2005 and 56% in 2006. Sales to new customers generated the remainder of our software revenue for these periods. We do not anticipate that our acquisition of Double-Take EMEA in May 2006 will materially affect the percentage of our total revenue that is generated by software sales.

Our software revenue generally experiences some seasonality. Many organizations do not make the bulk of their information technology purchases, including software, in the first quarter of any year. We believe that this generally has resulted in lower revenue generated by software sales in our first quarter in prior years. We also have experienced in prior years lower revenue in the summer months.

Maintenance and Professional Services.  We also generate revenue by providing our customers with maintenance comprised of software updates and product support. We generally include our maintenance for a designated period in the price of the software at the time of sale. In addition, many of our customers enter into a maintenance agreement for periods longer than a year. These agreements entitle our customers to software updates on a when-and-if-available basis and product support for an annual fee based on the licenses purchased and the level of service subscribed. Almost all of our customers that purchase maintenance pay the entire amount payable under the agreement in advance, although we recognize maintenance revenue ratably over the term of the agreement. This policy has contributed to increasing deferred revenue balances on our balance sheet and positive cash flow from operations.

In some cases, most often in connection with the licensing of our software, we provide professional services to assist our customers in strategic planning for disaster recovery and application high availability, the installation of our software and the training of their employees to use our software. We provide most of our professional services on a fixed price basis and we recognize the revenue for professional services once we complete the engagement.

Of total maintenance and professional services revenue, maintenance revenue represented 84% in 2005 and 85% in 2006. Professional services generated the remainder of our total maintenance and professional services revenue in these periods.

Of our total revenue, maintenance revenue represented 30% in 2005 and 32% in 2006. Professional services accounted for 6% of our total revenue in 2005 and 5% in 2006. Our maintenance and professional services revenue historically has generated lower gross margins than our software revenue. The gross margin generated by our maintenance and professional services revenue was 70% in 2005 and 72% in 2006. We expect the proportion of revenue derived from sales of maintenance to increase in the future as we increase the number of software licenses sold and in service. As the percentage of total revenue attributable to maintenance increases, our overall gross margins will be adversely affected.

Cost of Revenue

Our cost of revenue primarily consists of the following:

Cost of Software Revenue.  Cost of software revenue consists primarily of media, manual, translation and distribution costs and may in the future include royalties to third-party software developers for technology embedded within our software. Cost of software revenue also has included amortization of internally-developed capitalized software. Because our recent development initiatives have resulted in a significant decrease in the time and costs incurred between technological feasibility and the point at which the software is ready for general release, we no longer capitalize costs of our internally-developed software. As a result, we do not believe that amortization of internally developed software will have any effect on our cost of software revenue in future periods. Cost of software related to Double-Take EMEA sales in the period from May 24, 2006 through December 31, 2006 will discontinue now that the sale of Double-Take products on hand on May 23, 2006 has occurred, as substantially all of Double-Take EMEA sales are sales of our products.

Cost of Services Revenue.  Cost of services revenue consists primarily of salary and other personnel-related costs incurred in connection with our provision of maintenance and professional services. Cost of services revenue also includes other allocated overhead expenses for our professional services and product support personnel, as well as travel-related expenses for our staff to perform work at a customer’s site.

Operating Expenses

We classify our operating expenses as follows:

Sales and Marketing.  Sales and marketing expenses primarily consist of the following:

•	personnel and related costs for employees engaged in sales, corporate marketing, product marketing and product management, including salaries, commissions and other incentive compensation, including equity-based compensation, related employee benefit costs and allocated overhead expenses;

•	travel related expenses to meet with existing and potential customers, and for other sales and marketing related purposes; and

•	sales promotion expenses, public relations expenses and costs for marketing materials and other marketing events, including trade shows, industry conventions and advertising, and marketing development funds for our distribution partners.

We expense our sales commissions at the time of sale.  We expect our sales and marketing expense to increase in the future as we increase the number of direct sales professionals and invest in marketing programs. However, we expect sales and marketing expense to decrease as a percentage of revenue for the near future as we anticipate that our revenue will increase more rapidly than our sales and marketing costs.

Research and Development.  Research and development expenses primarily represent the expense of developing new software and modifying existing software. These expenses primarily consist of the following:

•	personnel and related costs, including salaries, employee benefits, equity and other incentive compensation and allocated overhead expenses, for research and development personnel, including software engineers, software quality assurance engineers and systems engineers; and

•	contract labor expense and consulting fees paid to independent consultants and others who provide software engineering services to us, as well as other expenses associated with the design and testing of our software.

To date, our research and development efforts have been primarily devoted to increases in features and functionality of our existing software. We expect research and development expense to increase in the future as we continue to develop new solutions for our customers. However, we expect research and development expense to remain relatively consistent, or possibly decrease slightly, as a percentage of revenue.

General and Administrative.  General and administrative expenses represent the costs and expenses of managing and supporting our operations. General and administrative expenses consist primarily of the following:

•	personnel and related costs including salaries, employee benefits, equity and other incentive compensation and allocated overhead expenses, for our executives, finance, human resources, corporate information technology systems, strategic business, corporate quality, corporate training and other administrative personnel;

•	legal and accounting professional fees;

•	recruiting and training costs;

•	travel related expenses for executives and other administrative personnel; and

•	computer maintenance and support for our internal information technology system.

General and administrative expenses have increased as we have incurred increased expenses related to being a publicly-traded company and have invested in an infrastructure to support our continued growth. However, we expect general and administrative expenses to decrease as a percentage of revenue for the foreseeable future after fiscal 2006, as we believe the rate at which our revenue will increase will exceed the rate at which we expect to incur these additional expenses. During the period in which our initial public offering went effective, we incurred significant general and administrative expenses related to the restricted shares issued to and the acceleration of options granted to our Chief Executive Officer.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense primarily for computer equipment we use for information services and in our development and test labs, and amortization of intangible assets acquired.

Legal Fees and Settlement Costs.  In December 2005, we agreed to terms for settlement of a legal proceeding with a provider of information storage systems that involved claims regarding some of the intellectual property used in our software. Pursuant to a settlement agreement entered into in January 2006, we paid $3.8 million in January 2006, which represented our initial settlement payment in connection with the resolution of this matter, and we agreed to pay the other company an additional $0.5 million in each of January 2007, 2008, 2009 and 2010. Our obligation to make these future payments will be reduced on a dollar-for-dollar basis to the extent that we purchase or resell the other company’s products. Our obligation to make these payments is collateralized by a letter of credit from Silicon Valley Bank. Legal fees and settlement costs are composed of the legal fees and expenses we have incurred in connection with this legal proceeding.

Results of Operations

The following table sets forth our sources of revenue, costs of revenue and other selected financial data for the specified periods and as a percentage of our total revenue for those periods.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Revenue:
Software licenses	$38,418	$26,222	$19,943
Maintenance and professional services	22,422	14,488	9,895

Total revenue	60,840	40,710	29,838

Cost of revenue:
Software licenses	1,355	38	559
Maintenance and professional services	6,193	4,357	3,694

Total cost of revenue	7,548	4,395	4,253

Gross profit	53,292	36,315	25,585

Operating expenses:
Sales and marketing	22,211	17,191	16,188
Research and development	10,679	9,748	8,717
General and administrative	11,824	6,730	5,666
Depreciation and amortization	1,613	805	527
Legal fees and settlement costs	—	5,671	1,755

Total operating expenses	46,327	40,145	32,853

Income (loss) from operations	6,965	(3,830)	(7,268)
Interest income	319	83	7
Interest expense	(91)	(36)	(765)
Foreign exchange gains (losses)	56	—	—

Income (loss) before income taxes	7,249	(3,783)	(8,026)
Income tax expense	494	—	—

Net income (loss)	6,755	(3,783)	(8,026)
Accretion on redeemable shares:
Series B	(4,477)	(5,310)	(5,310)
Series C	(19)	(22)	(4)
Dividends on Series B	(2,140)	(2,035)	(1,882)
Dividends on Series C	(690)	(651)	(147)

Net loss attributable to common stockholders	$(571)	$(11,801)	$(15,369)

	Year Ended December 31,
	2006	2005	2004

Revenue:
Software licenses	63%	64%	67%
Maintenance and professional services	37%	36%	33%

Total revenue	100%	100%	100%

Cost of revenue:
Software licenses	2%	—	2%
Maintenance and professional services	10%	11%	12%

Total cost of revenue	12%	11%	14%

Gross profit	88%	89%	86%

Operating expenses:
Sales and marketing	37%	42%	54%
Research and development	18%	24%	29%
General and administrative	19%	17%	19%
Depreciation and amortization	3%	2%	2%
Legal fees and settlement costs	—	14%	6%

Total operating expenses	77%	99%	110%

Income (loss) from operations	11%	(9)%	(24)%
Interest income	—	—	—
Interest expense	—	—	(3)%
Foreign exchange gains (losses)	—	—	—

Income (loss) before income taxes	11%	(9)%	(27)%
Income tax expense	1%	—	—
Net income (loss)	10%	(9)%	(27)%

Accretion on redeemable shares:
Series B	(7)%	(13)%	(18)%
Series C	—	—	—
Dividends on Series B	(3)%	(5)%	(6)%
Dividends on Series C	(1)%	(2)%	—

Net loss attributable to common stockholders	(1)%	(29)%	(51)%

2006 Compared to 2005

Revenue

Total revenue increased $20.1 million, or 49%, from $40.7 million in 2005 to $60.8 million in 2006. Revenue for 2006 includes revenue from Double-Take EMEA from its date of acquisition on May 24, 2006. Of our total revenue in 2006, 94% was attributable to sales to or through our distribution partners, which was an increase from 93% of our total revenue attributable to sales to or through our distribution partners in 2005. Of our total revenue in the 2006, 6% was attributable to direct sales to end users, a decrease from 7% of our total revenue attributable to end users in 2005.

Software License Revenue.  Software revenue increased $12.2 million, or 47%, from $26.2 million in 2005 to $38.4 million in 2006. The increase in software revenue was due to increased volume of $3.4 million resulting from broader demand for, and acceptance of, our software, $1.9 million due to the release of our new product

Double-Take for Virtual Systems, $1.9 million due to a price increase that was effective on August 1, 2005 and $5.0 million from Double-Take EMEA sales from May 24 through September 30, 2006.

Maintenance and Professional Services Revenue.  Maintenance and professional services revenue increased $7.9 million, or 55%, from $14.5 million in 2005 to $22.4 million in 2006. Maintenance and professional services revenue represented 36% of our total revenue in 2005 and 37% of our total revenue in 2006. Maintenance revenue increased $7.1 million, or 59%, from $12.1 million in 2005 to $19.2 million in 2006. The increase in maintenance revenue was attributable to higher sales to our expanding base of customers, as well as maintenance revenue of $5.2 million generated by Double-Take EMEA. Professional services revenue increased $0.9 million, or 38%, from $2.4 million in 2005 to $3.3 million in 2006. The increase in professional services revenue was due to more professional service deliveries due to an increase in professional services personnel as well as $0.5 million of revenue generated by Double-Take EMEA.

Cost of Revenue and Gross Profit

Total cost of revenue increased $3.1 million, or 72%, from $4.4 million in 2005 to $7.5 million in 2006. Total cost of revenue represented 11% of our total revenue in 2005 and 12% of our total revenue in 2006.

Cost of software revenue increased $1.3 million, or 3,466%, from a nominal amount in 2005 to $1.4 million in 2006. The increase was due to cost of inventory related to Double-Take EMEA sales in 2006. We expect this amount to decrease because Double-Take EMEA sold through their remaining inventory on hand at the time of the acquisition during 2006. Cost of software revenue represented 0% of our software revenue in 2005 and 2% of our software revenue in 2006.

Cost of services revenue increased $1.8 million, or 42%, from $4.4 million in 2005 to $6.2 million in 2006. The increase was the result of higher employee compensation of $0.7 million due to an increase in the number of our maintenance and professional services personnel, higher facility costs associated with the increase of personnel of $0.2 million and $0.8 million of costs of Double-Take EMEA maintenance and professional services personnel. Cost of services revenue represented 30% of our services revenue in 2005 and 28% of our services revenue in 2006.

Gross profit increased $17.0 million, or 47%, from $36.3 million in 2005 to $53.3 million in 2006. Gross profit decreased from 89% in 2005 to 88% in 2006. This decrease is primarily related to the cost of software increase related to Double-Take EMEA.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses increased $5.0 million, or 29%, from $17.2 million in 2005 to $22.2 million in 2006. The increase was due to an increase of compensation and commission expense of $1.2 million resulting from increased sales, an increase of $0.3 million in marketing and advertising related to our Double-Take brand re-launch and $3.5 million of costs of Double-Take EMEA sales and marketing efforts.

Research and Development.  Research and development expenses increased by $1.0 million, or 10%, from $9.7 million in 2005 to $10.7 million in 2006. The increase resulted from higher compensation expense of $0.4 million due to the implementation of a company wide incentive plan in the second half of 2005, and $0.5 million from outsourced development projects.

General and Administrative.  General and administrative expenses increased $5.1 million, or 76%, from $6.7 million in 2005 to $11.8 million in 2006. The increase was related to $1.6 million in compensation expense in 2006 attributable to expensing of stock options because of the adoption of SFAS 123R in January 2006, an increase in compensation expense of $3.7 million due to the issuance of stock to our CEO of $3.2 million and the implementation of a company wide incentive plan in the second half of 2005 and $1.4 million of costs from Double-Take EMEA. These increases were offset by a decrease in legal fees of $0.6 million incurred in 2005 related to an investigation of expenses attributable to former employees as well as a reduction in expenses in 2006 arising from the settlement with the former COO for $1.2 million.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.8 million, or 100%, from $0.8 million in 2005 to $1.6 million in 2006. The increase was attributable to increased depreciation expense associated with increased capital expenditures, which were applied primarily for product development and other computer-related equipment, as well as amortization related to the intangible assets acquired in the Double-Take EMEA acquisition.

Legal Fees and Settlement Costs.  Legal fees and settlement costs decreased $5.7 million, or 100%, from $5.7 million in 2005 to $0.0 million in 2006. This decrease is attributable to the settlement in December 2005 of the legal proceeding between us and a provider of information storage systems regarding certain intellectual property rights.

Interest Income

Interest income increased $0.2 million from $0.1 million in 2005 to $0.3 million in 2006. The increase is attributable to higher cash balances in our deposit accounts and an increase in related interest rates.

Foreign Exchange gains (losses)

Foreign currency gains totaled $0.1 million due to foreign currency fluctuations related to Double-Take EMEA from May 24 to December 31, 2006.

Income Tax Expense

Income tax expense increased from $0.0 million in 2005 to $0.5 million in 2006. The increase is related to income tax expense incurred by Double-Take EMEA as well as a nominal amount related to our domestic operations. We expect that our income tax expense will continue to increase in future periods related to Double-Take EMEA’s operations. This increase will be partially offset by our domestic operating loss carryforwards available as well as associated foreign tax credits related to Double-Take EMEA tax payments. As of December 31, 2006, we have approximately $60.0 million in net operating loss carryforwards, a portion of which is subject to usage limitations due to ownership changes.

Net Income (Loss)

Net income increased from a loss of $3.8 million in 2005 to income of $6.8 million in 2006. This increase is related to our revenue growth of 49% from 2005 while operating expenses have increased by only 15% in the same period. This increase was the result of our continued focus on expense control and continuing to leverage our existing sales force and partners to generate incremental revenue, as well as our acquisition of Double-Take EMEA.

Preferred Stock

Accretion on our Series B and Series C Preferred stock decreased from $5.3 million in 2005 to $4.5 million in 2006. The accretion increases the carrying value of the preferred shares from their carrying value to their redemption value on a straight-line basis over the period from the investment date to the mandatory redemption date. The decrease is a result of accretion ceasing as of November 12, 2006, the redemption date for both issuances.

Dividends on our Series B and Series C Preferred stock increased from $2.7 million in 2005 to $2.8 million in 2006. The increase is a result of to the monthly compounding of the dividends pursuant to the terms of each issuance.

Upon completion of the offering in December 2006, all shares of our Series B and Series C Preferred stock converted into 11,553,130 shares of common stock. A mandatory payment to the Series B holders of approximately $10.2 million was also made upon completion of the offering.

2005 Compared to 2004

Revenue

Total revenue increased $10.9 million, or 36%, from $29.8 million in 2004 to $40.7 million for 2005. Of our total revenue in 2005, 93% was attributable to sales to or through our distribution partners, which was an increase from 90% of our total revenue attributable to sales to or through our distribution partners in 2004. Of our total revenue in 2005, 7% was attributable to direct sales to end users, which was a decrease of 10% of our total revenue attributable to end users in 2004.

Software License Revenue.  Software revenue increased $6.3 million, or 31%, from $19.9 million in 2004 to $26.2 million in 2005. Software revenue represented 67% of our total revenue in 2004 and 64% of our total revenue in 2005. The increase in software revenue was a result of an increase in the number of new licenses sold. In 2005, we sold approximately 18,000 new licenses compared to approximately 14,000 licenses in 2004 due to broader demand for, and acceptance of, our software applications.

Maintenance and Professional Services Revenue.  Maintenance and professional services revenue increased $4.6 million, or 46%, from $9.9 million in 2004 to $14.5 million in 2005. Maintenance and professional services revenue represented 33% of our total revenue in 2004 and 36% of our total revenue in 2005. Maintenance revenue increased $3.7 million, or 31%, from $8.4 million in 2004 to $12.1 million in 2005. The increase in maintenance revenue was attributable to higher sales to our expanding base of customers. Professional services revenue increased $0.9 million, or 60%, from $1.5 million in 2004 to $2.4 million in 2005. The increase in professional services revenue was due to our efficient use of resources to reduce our backlog built up from the second half of 2004 as well as an increase in overall professional service bookings.

Cost of Revenue and Gross Profit

Total cost of revenue increased $0.1 million, or 3%, from $4.3 million in 2004 to $4.4 million in 2005. Total cost of revenue represented 14% of our total revenue in 2004 and 11% of our total revenue in 2005.

Cost of software revenue decreased $0.6 million, or 93%, from $0.6 million in 2004 to $0.0 million in 2005. The decrease was due to $0.5 million of amortization of internally-developed capitalized software costs in 2004. Since 2004, we no longer capitalize these costs due to the reduction in time between technological feasibility and the release to market of our software, which resulted in no amortization in 2005.

Cost of services revenue increased $0.7 million, or 18%, from $3.7 million in 2004 to $4.4 million in 2005. Cost of services revenue represented 37% of our services revenue in 2004 and 30% of our services revenue in 2005. The increase in total cost of revenue and cost of services revenue was the result of higher employee compensation of $0.7 million resulting from an increase in the number of our maintenance and professional services personnel.

Gross profit increased $10.7 million, or 42%, from $25.6 million in 2004 to $36.3 million in 2005. Gross margin increased from 86% in 2004 to 89% in 2005. This increase in gross margin resulted from the significant increase in revenue, which grew at a higher rate than cost of revenue.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses increased $1.0 million, or 6%, from $16.2 million in 2004 to $17.2 million in 2005. The increase was due to an increase of $1.2 million in commission expense resulting from increased sales, which was offset in part by a decrease of $0.2 million in employee compensation resulting from a decrease in the number of sales and marketing personnel.

Research and Development.  Research and development expenses increased $1.0 million, or 12%, from $8.7 million in 2004 to $9.7 million in 2005. The increase was due to an increase in employee compensation resulting from an increase in the number of our research and development personnel.

General and Administrative.  General and administrative expenses increased $1.1 million, or 19%, from $5.6 million in 2004 to $6.7 million in 2005. The increase reflected increased legal fees of $0.5 million related to an investigation of expenses attributable to former employees and increased compensation expense attributable to an increase in the number of general and administrative personnel.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.3 million, or 53%, from $0.5 million in 2004 to $0.8 million in 2005. The increase was attributable to increased depreciation expense associated with increased capital expenses, which were applied primarily for product development and other computer-related equipment.

Legal Fees and Settlement Costs.  Legal fees and settlement costs increased $3.9 million, or 223%, from $1.8 million in 2004 to $5.7 million in 2005. This increase is the result of our agreeing in December 2005 to a payment of $3.8 million in connection with the settlement of a legal proceeding between us and a provider of information storage systems regarding certain intellectual property rights.

Interest Expense

Interest expense decreased $0.8 million, from $0.8 million in 2004 to $0.0 million in 2005. The decrease was primarily attributable to an interest charge of $0.5 million related to the conversion of $2.0 million of convertible notes to shares of our Series C convertible preferred stock in October 2004.

Interest Income

Interest income increased to $0.1 million in 2005 as a result of higher cash balances in our deposit accounts and an increase in related interest rates.

Net Income (Loss)

Net loss decreased from a loss of $8.0 million in 2004 to a loss of $3.8 million in 2005. This decrease is a result of revenue growth of 36% from 2004 compared to an operating expenses increase of 22% in the same period. This decrease in net loss was the result of headcount remaining virtually the same from 2004 to 2005 while continuing to leverage our existing sales force and partners to generate incremental revenue.

Preferred Stock

Accretion on our Series B and Series C Preferred stock increased nominally in 2005 from 2004 and was $5.3 million in both periods. The accretion increases the carrying value of the preferred shares from their carrying value to their redemption value on a straight-line basis over the period from the investment date to the mandatory redemption date.

Dividends on our Series B and Series C Preferred stock increased from $2.0 million in 2004 to $2.7 million in 2005. The increase is a result of the monthly compounding of the dividends pursuant to the terms of each issuance as well as the dividend accrual for a full year for the Series C Preferred stock, which was originally issued in October 2004.

Critical Accounting Policies

In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and judgments that affect the amounts reported in our financial statements. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We formulate these estimates and assumptions based on historical experience and on various other matters that we believe to be reasonable and appropriate. Actual results may differ significantly from these estimates. Of our significant accounting policies described in Note A to the financial statements included elsewhere in this annual report, we believe that the following policies may involve a higher degree of judgment and complexity.

Revenue Recognition

We derive revenue from two primary sources or elements: software licenses and services. Services include customer support, consulting, installation services and training. A typical sales arrangement includes both of these elements. We apply the provisions of Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, and related interpretations to all transactions to determine the recognition of revenue.

For software arrangements involving multiple elements, we recognize revenue using the residual method as described in SOP 98-9. Under the residual method, we allocate and defer revenue for the undelivered elements based on relative fair value and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of the undelivered elements in multiple element arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective-evidence, or VSOE.

Our software licenses typically provide for a perpetual right to use our software and are sold on a per copy basis. We recognize software revenue through direct sales channels and resellers upon receipt of a purchase order and when all other basic revenue recognition criteria are met as described below. Revenue from software licenses sold through an OEM is recognized upon the receipt of a royalty report evidencing sales.

Services revenue includes revenue from customer support and other professional services. Customer support includes software updates (including unspecified product upgrades and enhancements) on a when-and-if-available basis, telephone support and bug fixes or patches. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year. To determine the price for the customer support element when sold separately, we use actual rates at which we have previously sold support as established VSOE.

Other professional services such as consulting and installation services provided by us are not essential to the functionality of the software and can also be performed by the customer or a third party. Revenues from consulting and installation services are recognized when the services are completed. Training fees are recognized after the training course has been provided. Based on our analysis of such other professional services transactions sold on a stand-alone basis, we establish VSOE for such other professional services when sold in connection with a multiple-element software arrangement.

We have analyzed all of the undelivered elements included in our multiple-element arrangements and determined that VSOE of fair value exists to allocate revenues to services. Accordingly, assuming all basic revenue recognition criteria are met, software revenue is recognized upon delivery of the software license using the residual method in accordance with SOP 98-9.

We consider the four basic revenue recognition criteria for each of the elements as follows:

Persuasive evidence of an arrangement with the customer exists.  Our customary practice is to require a purchase order and, in some cases, a written contract signed by both the customer and us prior to recognizing revenue on an agreement.

Delivery or performance has occurred.  Our software applications are usually physically delivered to customers with standard transfer terms such as FOB shipping point. Software and/or software license keys for add-on orders or software updates are typically delivered via email. We recognize software revenue upon shipment to resellers and distributors because there is no right of return or refund and no price protection agreements. In situations where multiple copies of licenses are purchased, all copies are delivered to the customer in one shipment and revenue is recognized upon shipment. Occasionally, the Company enters into a site license with a customer that allows the customer to use a specified number of licenses within the organization. When a site license is sold, the Company delivers a master disk to the customer that allows the product to be installed on multiple servers. The Company has no further obligation to provide additional copies of the software or user manuals. Revenue on site licenses is recognized upon shipment of the master disk to the customer. Sales made by our OEM partners are recognized as revenue in the month the product is shipped to the end user. We estimate the revenue from a preliminary report received from the OEM shortly after the end of the month. Once the final report is received, the revenue is adjusted to that based on the final report, usually in the following month. Services revenue is recognized when the services are completed, except for customer support, which is recognized ratably over the term of the customer support agreement, which is typically a year.

Fee is fixed or determinable.  The fee customers pay for software applications, customer support and other professional services is negotiated at the outset of an arrangement. The fees are therefore considered to be fixed or determinable at the inception of the arrangement.

Collection is probable.  Probability of collection is assessed on a customer-by-customer basis. Each new customer undergoes a credit review process to evaluate its financial position and ability to pay. If the Company determines from the outset of an arrangement that collection is not probable based upon the review process, revenue is recognized on a cash-collected basis.

Our arrangements do not generally include acceptance clauses. However, if an arrangement does include an acceptance clause, revenue for such an arrangement is deferred and recognized upon acceptance. Acceptance occurs upon the earliest of receipt of a written customer acceptance, waiver of customer acceptance or expiration of the acceptance period.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options generally was measured as the excess, if any, of the estimated fair market value of our common stock over the amount an employee must pay to acquire the common stock on the date that both the exercise price and the number of shares to be acquired pursuant to the option are fixed. We had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which was released in December 2002 as an amendment to SFAS No. 123 and used the minimum value method of valuing stock options as allowed for non-public companies.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guide. SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the measurement date of grant. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We adopted SFAS No. 123(R) on January 1, 2006, which requires compensation cost to be recognized as expense in 2006 and future periods for the portion of outstanding awards that were unvested at that date and awards that are subsequently granted, based on the fair value of those awards on the measurement date, calculated using an option pricing model. For more information regarding our accounting for stock option grants, see Note 15 to our financial statements, “Stock-Based Compensation.”

Prior to December 31, 2005, we granted our employees options to purchase our common stock at exercise prices equal to the fair market value of the underlying common stock at the date of each grant, as determined by our board of directors at the time. Our board of directors determined these values primarily based upon internal valuation estimates as well as arm’s-length transactions involving our preferred stock. Determining the fair market value of our common stock requires making complex and subjective judgments since there is no public trading market for our common stock. We did not obtain contemporaneous valuations by an unrelated valuation specialist in connection with these option grants because our board of directors, which includes representatives of the investors in our preferred stock financings, determined that it had the relevant expertise to reasonably estimate the fair market value of our common stock. These estimates were based on several factors, including the fair market value of preferred stock we issued from time to time with superior rights and preferences to our common stock, current market conditions and our financial and operating performance.

Based on this analysis, our board of directors estimated that the per share fair market value of the common stock underlying stock options granted in 2005 was $1.52 per share. In 2005, our board of directors considered numerous objective and subjective factors to determine the fair market value at each option grant date during this period, including the following:

•	the sale of our Series C preferred stock at $0.98 per share in a private placement in 2004 to venture capital investors, which, taking into account the effect on the conversion rate of the Series C preferred stock of the reverse stock split of our common stock on November 3, 2006, is equivalent to $4.80 per share, including the superior rights and preferences of the Series C preferred stock to our common stock;

•	the superior rights and preferences of all classes of our preferred stock to our common stock, including the aggregate liquidation preference, accrued and unpaid dividends, conversion provisions and superior voting rights;

•	our financial and operating performance in 2005;

•	our stage of development and business strategy in 2005; and

•	the likelihood of achieving a liquidity event for the shares of common stock underlying the stock options granted in 2005.

In particular, during 2005, we experienced significant changes in our senior management team and experienced delays in rolling out our products and services and uncertainties surrounding new development projects, all of which resulted in a high degree of uncertainty as to whether we could achieve our business goals. In addition, we were also involved in patent litigation, the outcome of which was uncertain but which if determined adversely would have had a material adverse effect on our business and future prospects. The pendency of this litigation effectively made a liquidity event with a third party, or an initial public offering, remote, and so long as the litigation remained pending our board of directors did not believe any revision in the fair market value of the common stock was appropriate. While mediation efforts surrounding this litigation failed in May 2005, our new senior management was able to settle this matter in December 2005. We did not grant any options in November or December 2005. As a result of these uncertainties and the timing of our option grants in 2005 and other factors described above, we have subsequently determined that no reassessment of this estimate is appropriate.

In January 2006, we determined that because of the settlement of the patent litigation in December 2005 and the achievement of several important business milestones in late 2005 and January 2006, such as a new product launch and two consecutive quarters of profitable operating results, the valuation of our common stock was more complex and required the assistance of an independent valuation specialist. As a result, we engaged The McLean Valuation Services Group, an unrelated valuation specialist, in February 2006 to prepare a valuation of our common stock as of December 31, 2005. The valuation specialist considered several methodologies in its analysis, including an analysis of guideline public companies, an analysis of comparable company transactions, and a discounted cash flow analysis. The results of the public company and comparable company transaction components of the analysis vary not only with factors such as our revenue, EBITDA, and income levels, but also with the performance of the public market valuation of the companies at the time and the selected transactions used in the analysis. Although the market-based analyses did not include companies directly comparable to us, the analysis provided useful benchmarks. The final valuation conclusion was based on the discounted cash flow analysis in light of the results of the market-based analysis. The discounted cash flow analysis, an income-based approach, involves applying appropriate discount rates to estimated future free cash flows, which were based on management’s forecasts of revenue and costs at the time. As with any valuation based on the discounted cash flow method, the underlying assumptions involve a significant degree of complexity and judgment. Once the enterprise value of the Company was determined, the result was reconciled to equity value after the consideration of any interest-bearing debt and excess working capital. The equity value was allocated between preferred and common classes of stock in accordance with the current value method. In determining the per share value of the common shares, management, without taking into account discounts for lack of marketability or lack of control, divided the equity value by the number of common stock equivalents. The discounted cash flow method resulted in an estimated fair market value of our common stock as of December 31, 2005 of $1.96 per share. We believe that this valuation also supports our determination for 2005. The valuation report was used as an aid to the board of directors in determining the fair market value of the common stock underlying the options granted with accounting measurement dates in April through May 2006. Based on the results of this valuation, which was completed in April 2006, the board of directors determined at that time that the fair market value per share of our common stock was $1.96 per share during this period. All stock options granted during this period have an exercise price equal to that fair market value determination of $1.96 per share. As described below, this determination was subsequently reassessed.

In August 2006, the same independent valuation specialist was engaged to perform a valuation of our common stock as of June 30, 2006. The valuation report was used as an aid by our board of directors in determining the fair market value of the common stock underlying the stock options granted through September 2006. The valuation specialist used substantially the same analysis and methodologies as it did for the previous valuation, except that The McLean Valuation Services Group also took into account the prospect of the public offering and considered some of the assumptions from the preliminary valuation methodologies contemplated by the underwriters. The valuation specialist determined that the fair market value of our common stock was $7.06 per share as of June 30, 2006.

As a result of reviews of our stock option grants, we determined that reassessments of the fair market value estimate for grants made during 2006 were appropriate.

As an initial matter, we concluded that because our business had demonstrated continued growth and improvement during the six months ended June 30, 2006 and the fair market value of our common stock was in a period of sequential increases, a valuation report that estimated the fair market value of our common stock nearest to the end of the period, rather than the beginning of the period, would provide a more reliable and conservative estimate of the fair market value of our common stock underlying stock option grants whose measurement dates for accounting purposes occurred in the second quarter of 2006, which includes all options granted from April 1 through June 30, 2006. As a result of this reassessment, we have retrospectively estimated that the fair market value of our common stock for purposes of determining the appropriate compensation expense for our options granted with an accounting measurement date in the second quarter of 2006 was $7.06 per share. We did not grant any options having an accounting measurement date in the first quarter of 2006 so no reassessment of that period was necessary.

During the third quarter of 2006 and through the fourth quarter of 2006, our business continued to demonstrate growth and improvement and we progressed toward our initial public offering. To reflect this progress and to achieve consistency with the valuation methodologies used by the underwriters of our initial public offering to establish the price range for the offering, we refined some of the assumptions relied upon in the valuation report to closer align the fair market value with the midpoint of the price range listed on the cover page to the prospectus related to our initial public offering. As a result of these adjustments, we estimated that the fair market value of our common stock for purposes of determining the appropriate compensation expense for our options granted in the third quarter of 2006 and through the date of the initial public offering was $9.02 per share.

As a result of the reassessment of the fair market value of our common stock underlying stock option grants to employees, we have recorded additional stock-based compensation for each stock option granted during 2006 based upon the difference between the retrospectively determined fair market value of our common stock at the relevant measurement date of the stock option grant and the exercise price of the stock option. We amortize the unearned stock-based compensation and record stock-based compensation expense ratably over the vesting periods of these stock options. For 2006, we recorded $1.0 million of stock-based compensation expense.

The intrinsic value of our outstanding options at December 31, 2006 was $29.8 million, with $21.4 million attributable to vested options and $8.4 million attributable to unvested options.

We account for stock options grants to non-employees in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.

Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of December 31, 2006, we had deferred tax assets of approximately $25 million, which were primarily related to federal and state net operating loss carryforwards and federal and state research tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe recovery is not likely, we establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in our consolidated statement of operations.

Due to the uncertainty of future profitability, we have recorded a valuation allowance equal to the $25 million of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. If our actual results differ from these estimates, our provision for income taxes could be materially impacted.

Software Development Costs

In accordance with SFAS No. 86, certain costs associated with the development of software are capitalized. Such costs are amortized at the greater of (i) the percentage of sales to date compared to total estimated sales or (ii) amortized using the straight-line method over the software’s estimated useful lives. The recoverability of capitalized software development costs are periodically evaluated and write-downs are taken if required. Costs incurred to develop software programs prior to the achievement of technological feasibility are expensed as incurred. Our current process for developing software is essentially completed concurrently with the establishment of technological feasibility and therefore no software development costs have been capitalized for the years ended December 31, 2006, 2005 and 2004.

Liquidity and Capital Resources

Overview

During the development stages of our business, we incurred significant losses from operating activities. Since the three months ended June 30, 2005, however, our operations have generated sufficient cash flow to meet substantially all of the cash requirements of our business, including our operating, capital and other cash requirements. Our ability to sustain a level of positive cash flow from operations that is sufficient to continue to meet all of our future operating, capital and other cash requirements is subject to the risks associated with our business, including those described under “Risk Factors” in this annual report, and to changes in our business plan, capital structure and other events.

From the start of our operations in 1991 until the three months ended June 30, 2005, we financed our operations primarily through the issuance of preferred stock and common stock. Since the three months ended June 30, 2005, we have primarily financed our operations through internally generated cash flows. In December 2006, we received $47.5 million in net proceeds from our initial public offering. As of December 31, 2006, we had cash and cash equivalents of $55.2 million and accounts receivable of $12.7 million.

In January 2006, in connection with the settlement of an intellectual property dispute reached in December 2005, we paid $3.8 million to another company. We also agreed to make future payments of $0.5 million in each of January 2007, 2008, 2009 and 2010, which we collateralized by a $2.0 million letter of credit to that company. The letter of credit will be drawn down automatically in increments of $0.5 million at the time of each payment requirement. Our future obligations under the settlement will be reduced on a dollar-for-dollar basis to the extent that we purchase or resell the other company’s products.

In May 2006, we paid $1.1 million to the former stockholders of Double-Take EMEA, which was our primary distributor in Europe, the Middle East and Africa as the initial payment for the acquisition of that company. Subsequent payments totaling $2.4 million were made through the end of 2006. The remaining portion of the total purchase price, which we estimate will range between $10.0 million and $12.0 million, will be payable in monthly increments based upon a specified percentage of the intercompany amounts paid by Double-Take EMEA to us each month in respect of purchases under our intercompany distribution agreement with Double-Take EMEA through December 31, 2007. A portion of our earn-out payments are held in escrow through December 31, 2007, to satisfy claims against the selling shareholders that we may have from time to time as a result of breaches of representations, warranties or covenants.

In May 2006, we entered into an amendment to our credit facility with Silicon Valley Bank that extended the term of the facility to April 30, 2007. Under the terms of the amended credit facility, our maximum borrowings are the lesser of 75% of eligible receivables or $4.75 million, including up to $2.5 million available for letters of credit, foreign exchange contracts and cash management services. At December 31, 2006, our maximum borrowings available under this facility were $4.75 million, including our $2.0 million letter of credit relating to our settled legal proceeding. We had no borrowings under this line of credit as of December 31, 2006. The rate of interest for this facility is 0.75% above the prime rate. The facility is collateralized by all of our assets, excluding our intellectual property.

Our credit facility contains a number of restrictions that will limit our ability, among other things, to do the following: borrow money; enter into transactions outside the ordinary course of business; pledge our accounts receivable, inventory, intellectual property and most of our other assets as security in other borrowings or transactions; pay dividends on stock, redeem or acquire any of our securities; sell certain assets; make certain investments; guaranty obligations of third-parties; undergo a merger or consolidation; or engage in any business other than the business in which we are currently engaged or business that is reasonably related to that business. In addition, all of our assets other than our intellectual property are pledged to collateralized borrowing under our credit facility, and our credit facility has financial covenants related to our earnings and cash balances. At the end of each calendar quarter our earnings for that quarter before interest, income tax expense and, to the extent deducted in the calculation of earnings, depreciation expense and amortization expense, must have exceeded our capital expenditures. We also must maintain a ratio of at least 1.5 to 1 for the sum of our cash, cash equivalents and domestic and Canadian receivables to the sum of our liabilities to Silicon Valley Bank and other liabilities due within one year. Failure to satisfy any of these financial covenants would constitute an event of default under the credit facility, without regard to whether we have the ability to meet our obligations.

Sources and Uses of Cash

For 2006, cash generated from operating activities was $13.7 million. We used cash in investing activities in the amount of $4.1 million. We generated cash from financing activities in the amount of $37.2 million. Our net increase in cash and cash equivalents from December 31, 2005 to December 31, 2006 was $46.8 million. We currently expect to experience positive cash flow from operations in future periods.

The following table sets forth cash flow data for the periods indicated:

	Year Ended
	December 31,
	2006	2005	2004
	(In thousands)

Cash flow data:
Net cash provided by (used in) operating activities	$13,651	$3,605	$(464)
Cash used by investing activities	(4,123)	(1,096)	(1,218)
Net cash provided by financing activities	37,193	1	6,837
Effect of exchange rate changes on cash and cash equivalents	108	—	—

Net increase in cash and equivalents	46,829	2,510	5,155
Cash and cash equivalents, beginning of period	8,341	5,831	676

Cash and equivalents, end of period	$55,170	$8,341	$5,831

Cash Flows from Operating Activities

Cash provided by operating activities increased in 2006 compared to 2005 primarily due to having $6.8 million of net income in 2006 as opposed to a net loss of $3.8 million in 2005. Another contributing factor was our continued growth of deferred revenue of $5.9 million, which was a result of our increase in software license sales and maintenance renewals. Compensation expense of $1.0 million related to SFAS 123(R), $1.2 million related to our former CEO’s options and $3.2 million related to the issuance of common stock to our CEO are additional add-backs to cash flow from operations. These increases in cash flow from operations have been partially offset by the change in accounts payable and accrued expenses. This change is primarily due to our payment of $3.8 million in the settlement of a proceeding with a provider of information storage systems in January 2006, as well as our payment of $0.9 million related to income taxes for Double-Take EMEA. The acquisition of Double-Take EMEA has contributed a nominal amount to our operating cash flow through the end of 2006. We expect that the acquisition of Double-Take EMEA will not increase our operating cash flow significantly in the near term. We anticipate software license sales and maintenance renewals to continue to grow from the EMEA region resulting in growth of deferred revenue. We anticipate the growth in deferred revenue in the near term will be offset by growth in accounts receivable balances due to the growth in sales and historically slower collections from customers experienced by Double-Take EMEA.

Cash provided by operating activities increased in 2005 compared to a use of cash in operating activities in 2004 primarily due to having a lower net loss of $3.8 million compared to a net loss of $8.0 million in 2004. Another contributing factor was our continued growth of deferred revenue, which is a result of our increase in software license sales and maintenance renewals from 2004 to 2005. Also contributing to the increase in cash flow was the change in accounts payable and accrued expenses. This change is primarily due to our accrual of $3.8 million in the settlement of a proceeding with a provider of information storage systems which was subsequently paid in January 2006. These increases were partially offset by the change in accounts receivable in 2005 due to growth in bookings at the end of 2005, which resulted in higher accounts receivable balances from customers at the end of 2005.

Cash Flows from Investing Activities

Cash used in investing activities increased in 2006 compared to 2005 primarily due to increased research and development lab equipment expenditures, and our acquisition of Double-Take EMEA on May 23, 2006. As we continue to make earn-out payments related to our acquisition of Double-Take EMEA, which will aggregate between $10 to $12 million, we expect that cash used in investing activities will continue to increase until the end of the earn-out period at the end of 2007.

Cash used in investing activities decreased slightly from 2005 to 2004 due to lower computer equipment purchases for new employees in 2005 as a result of lower headcount at the end of 2005 compared to 2004.

Cash Flows from Financing Activities

Cash provided by financing activities increased $37.2 million in 2006 compared to 2005 due to our initial public offering. This was offset by our payment of $10.2 million to the holders of our Series B preferred stock upon the conversion of the outstanding shares of our Series B convertible preferred stock in connection with our initial public offering.

Cash provided by financing activities decreased from 2005 to 2004 due to the Series C preferred stock issuance in 2004 and only nominal cash provided by common stock issuances in 2005.

Cash Requirements

We have various contractual obligations and commercial commitments. The following table sets forth our future contractual obligations and commercial commitments as of December 31, 2006:

	Payments Due by Period
		Less Than	1 to 3	3 to 5
	Total	1 Year	Years	Years	5+ Years
	(In thousands)

Contractual obligations
As of December 31, 2006
Capital (finance) lease obligations	$36	$36	$—	$—	$—
Operating lease obligations	6,403	1,679	4,306	418	—
Purchase obligations	2,000	500	1,000	500	—

Total	$8,439	$2,215	$5,306	$918	$—

We have entered into various non-cancelable operating lease agreements, with expiration dates through 2011, for office space and computer equipment. Some of these leases have free or escalating rent payment provisions. We recognize rent expense under these leases on a straight-line basis. Our purchase obligations as of December 31, 2006 represent non-cancelable contractual obligations for equipment and services. The foregoing table does not reflect any contractual obligations and commercial commitments that we entered into after December 31, 2006, including our obligations to make additional acquisition-related payments to Double-Take EMEA’s former stockholders on a monthly basis through December 31, 2007. The payments to the former Double-Take EMEA stockholders are based on purchases under our inter-company distribution agreement with that company, and we estimate that they will aggregate between $10.0 million and $12.0 million.

Given our current cash and cash equivalents, our accounts receivable, the net proceeds from our initial public offering, available borrowings under our revolving loan agreement and our expectation of continued positive cash flow from operations, we believe that we will have sufficient liquidity to fund our business and meet our contractual obligations over a period beyond the next 12 months. We may need to raise additional funds in the future, including for acquisitions or investments in complementary businesses or technologies or if we experience operating losses that exceed our expectations. In the event that additional financing is required, we may not be able to obtain it on acceptable terms or at all. Additional sources may include equity and debt financing and other financing arrangements. If we raise additional funds through the issuance of equity or convertible securities, our stockholders may experience dilution. We may not be able to generate sufficient cash flow from operations according to our planned schedule, or to obtain any additional financing arrangements we may require or seek on terms acceptable to us. Any inability by us to generate or obtain the sufficient funds that we may require could limit our ability to increase our revenue or to enhance our profitability.

Off-Balance Sheet Arrangements

As of December 31, 2006, other than our operating leases described above under “— Liquidity and Capital Resources — Cash Requirements” above, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended December 31, 2006. In management’s opinion, the data has been prepared on the same basis as the audited consolidated financial statements included in this annual report and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended
	2006				2005
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(In thousands, except per share data)

Revenue:
Product	$12,178	$10,231	$9,637	$6,372	$7,881	$7,315	$5,752	$5,274
Maintenance and Professional Services	6,875	6,185	5,055	4,307	3,948	3,790	3,556	3,194

Total revenue	19,053	16,416	14,692	10,679	11,829	11,105	9,308	8,468

Cost of revenue:
Cost of product	26	514	811	4	7	8	12	11
Maintenance and Professional Services	1,767	1,703	1,462	1,261	1,143	1,151	1,118	945

Total cost of revenue	1,793	2,217	2,273	1,265	1,150	1,159	1,130	956

Gross profit	17,260	14,199	12,419	9,414	10,679	9,946	8,178	7,512
Operating expenses
Sales and Marketing	6,620	5,641	5,620	4,330	4,546	4,302	4,279	4,064
Research and Development	2,930	2,753	2,532	2,464	2,456	2,543	2,372	2,377
General and Administrative	5,453	2,577	1,767	2,027	1,462	1,648	1,544	2,076
Depreciation and Amortization	519	492	351	251	235	216	187	167
Legal fees and Settlement costs	—	—	—	—	4,631	404	268	368
Total Operating Expenses	15,522	11,463	10,270	9,072	13,330	9,113	8,650	9,052

	For the Three Months Ended
	2006				2005
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(In thousands, except per share data)

Operating Income (loss)	1,738	2,736	2,149	342	(2,651)	833	(472)	(1,540)
Interest Income	106	92	70	51	48	26	5	4
Interest Expense	(22)	(26)	(26)	(17)	(15)	(8)	(9)	(4)
Foreign exchange gains (losses)	(23)	24	55	—	—	—	—	—

Income (loss) before income taxes	1,799	2,826	2,248	376	(2,618)	851	(476)	(1,540)
Income Tax expense	91	317	83	3	—	—	—	—

Net income (loss)	1,708	2,509	2,165	373	(2,618)	851	(476)	(1,540)
Accretion on redeemable shares	(496)	(1,334)	(1,332)	(1,334)	(1,332)	(1,334)	(1,332)	(1,334)
Dividends	(667)	(743)	(722)	(698)	(698)	(684)	(662)	(642)

Net gain (loss) attributable to common stockholders	$545	$432	$111	$(1,659)	$(4,648)	$(1,167)	$(2,470)	$(3,516)

Net loss per share, basic	$0.09	$0.11	$0.03	$(0.44)	$(1.23)	$(0.31)	$(0.65)	$(0.92)
Net loss per share, diluted	$0.07	$0.07	$0.02	$(0.44)	$(1.23)	$(0.31)	$(0.65)	$(0.92)

Stock-based compensation expense included in above	$1,030	$487	$253	$446	$119	$0	$0	$0

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Historically, our exposure to foreign currency exchange rates was limited as our international sales were denominated in the United States dollar. As a result of our acquisition of Double-Take EMEA in May 2006, we now have international sales that are denominated in foreign currencies, and we face exposure to adverse movements in foreign currency exchange rates. Depending on the amount of our revenue generated from Double-Take EMEA, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Our primary exposures are to fluctuations in exchange rates for the United States dollar versus the Euro and to a lesser extent, the United States dollar versus the British Pound. Changes in currency exchange rates could adversely affect our reported revenue and could require us to reduce our prices to remain competitive in foreign markets, which could also materially adversely affect our results of operations. We have not historically hedged exposure to changes in foreign currency exchange rates and, as a result, we could incur unanticipated gains or losses.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Double-Take Software, Inc.

We have audited the accompanying consolidated balance sheets of Double-Take Software, Inc. (formerly NSI Software, Inc., the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2006. Our audits also include the financial statement schedule — Valuation and Qualifying Accounts (Schedule II). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Double-Take Software, Inc. as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note F to the financial statements, effective January 1, 2006, the Company changed its method of accounting for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/  Eisner LLP

New York, New York
March 29, 2007

DOUBLE-TAKE SOFTWARE, INC.

Consolidated Balance Sheets

	December 31,
	2006	2005
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$55,170	$8,341
Accounts receivable, net of allowance for doubtful accounts of $570 and $274 at December 31, 2006 and 2005, respectively	12,676	7,982
Inventory	14	—
Prepaid expenses and other current assets	2,210	345

Total current assets	70,070	16,668
Property and equipment — at cost, net of accumulated depreciation of $2,838 and $1,400 at December 31, 2006 and 2005, respectively	3,000	1,864
Customer relationships, net of accumulated amortization of $274 at December 31, 2006	1,993	—
Marketing relationships, net of accumulated amortization of $150 at December 31, 2006	1,842	—
Other assets	121	58

Total assets	$77,026	$18,590

LIABILITIES
Current liabilities:
Accounts payable	$2,217	$1,537
Accrued expenses	6,845	6,825
Accrued purchase price	1,425	—
Other liabilities	135	—
Deferred revenue	16,774	10,562

Total current liabilities	27,396	18,924

Long-term deferred revenue	3,977	2,887
Long-term deferred rent	406	518
Long-term capital lease obligations	17	7

Total long-term liabilities	4,400	3,412

Total liabilities	31,796	22,336

Redeemable shares:
Redeemable convertible Series B preferred stock; 14,451,572 shares authorized; 0 and 13,633,334 shares issued and outstanding at December 31, 2006 and 2005; redemption value of $0 and $46,663 at December 31, 2006 and 2005, respectively	—	42,184
Redeemable convertible Series C preferred stock; 8,382,201 shares authorized; 0 and 7,772,094 shares issued and outstanding at December 31, 2006 and 2005; redemption value of $0 and $8,361 at December 31, 2006 and 2005, respectively	—	8,377

Total redemption value	—	50,561

Stockholders’ equity (deficit)
Preferred Stock, $.01 par value per share, 20,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2006	—	—
Common stock, $.001 par value per share; 130,000,000 shares authorized; 20,726,589 and 3,789,270 shares issued and outstanding at December 31, 2006 and 2005, respectively	21	4
Additional paid-in capital	138,398	42,931
Accumulated deficit	(93,317)	(97,242)
Accumulated other comprehensive income
Cumulative foreign currency translation adjustment	128	—

Total stockholders’ equity (deficit)	45,230	(54,307)

Total liabilities, redeemable shares and stockholders’ equity (deficit)	$77,026	$18,590

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except share and per share amounts)

Revenue:
Software licenses	$38,418	$26,222	$19,943
Maintenance and professional services	22,422	14,488	9,895

Total revenue	60,840	40,710	29,838

Cost of revenue:
Software licenses	1,355	38	559
Maintenance and professional services	6,193	4,357	3,694

Total cost of revenue	7,548	4,395	4,253

Gross profit	53,292	36,315	25,585

Operating expenses:
Sales and marketing	22,211	17,191	16,188
Research and development	10,679	9,748	8,717
General and administrative	11,824	6,730	5,666
Depreciation and amortization	1,613	805	527
Legal fees and settlement costs	—	5,671	1,755

Total operating expenses	46,327	40,145	32,853

Operating income (loss)	6,965	(3,830)	(7,268)
Interest income	319	83	7
Interest expense	(91)	(36)	(765)
Foreign exchange gains	56	—	—

Income (loss) before income taxes	7,249	(3,783)	(8,026)
Income tax expense	494	—	—

Net income (loss)	6,755	(3,783)	(8,026)
Accretion on redeemable shares:
Series B	(4,477)	(5,310)	(5,310)
Series C	(19)	(22)	(4)
Dividends on Series B	(2,140)	(2,035)	(1,882)
Dividends on Series C	(690)	(651)	(147)

Net loss attributable to common stockholders	$(571)	$(11,801)	$(15,369)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.13)	$(3.11)	$(4.06)

Weighted-average number of shares used in per share amounts:
Basic and diluted	4,306	3,789	3,786

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Deferred	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Compensation	Income	Total
	(In thousands, except share and per share amounts)

Balance — January 1, 2004	3,785,588	4	53,480	(80,718)		(154)	—	(27,388)
Net loss for the year	—	—	—	(8,026)	(8,026)			(8,026)
Total comprehensive income					$(8,026)

Accretion of difference between carrying amount and redemption price — Series B	—	—	(5,310)	—		—		(5,310)
Redeemable convertible preferred stock dividends — Series B	—	—	—	(1,882)		—		(1,882)
Accretion of difference between carrying amount and redemption price — Series C	—	—	(4)	—		—		(4)
Redeemable convertible preferred stock dividends — Series C	—	—	—	(147)		—		(147)
Exercise of stock options	2,198	—	2	—		—		2
Amortization of deferred compensation	—	—	—	—		154		154

Balance — December 31, 2004	3,787,786	4	48,168	(90,773)		—	—	(42,601)
Net loss for the year	—	—	—	(3,783)	(3,783)			(3,783)
Total comprehensive income					$(3,783)

Accretion of difference between carrying amount and redemption price — Series B	—	—	(5,310)	—		—		(5,310)
Redeemable convertible preferred stock dividends — Series B	—	—	—	(2,035)		—		(2,035)
Accretion of difference between carrying amount and redemption price — Series C	—	—	(22)	—		—		(22)
Redeemable convertible preferred stock dividends — Series C	—	—	—	(651)		—		(651)
Options issued for services	—	—	94	—		—		94
Exercise of stock options	1,484	—	1	—		—		1

Balance — December 31, 2005	3,789,270	4	42,931	(97,242)		—	—	(54,307)
Net income for the year	—	—	—	6,755	6,755			6,755
Foreign currency translation adjustment	—	—	—		128		128	128

Total comprehensive income					$6,883

Accretion of difference between carrying amount and redemption price — Series B	—	—	(4,477)	—		—		(4,477)
Redeemable convertible preferred stock dividends — Series B	—	—	—	(2,140)		—		(2,140)
Return of Capital — Series B	—	—	(10,225)	—				(10,225)
Accretion of difference between carrying amount and redemption price — Series C	—	—	(19)	—		—		(19)
Redeemable convertible preferred stock dividends — Series C	—	—	—	(690)		—		(690)
Conversion of preferred stock	11,553,130	12	57,979	—		—		57,991
Public offering, net of expenses	5,000,000	5	47,544	—		—		47,549
Options issued for services	—	—	2,240	—		—		2,240
Exercise of stock options	158,198	—	528	—		—		528
Exercise of warrants	67,996	—	—	—		—		—
Shares issued to CEO	157,995	—	1,897	—		—	—	—

Balance — December 31, 2006	20,726,589	$21	$138,398	$(93,317)		$—	$128	$45,230

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except share and per share amounts)

Cash flows from operating activities:
Net income (loss)	$6,755	$(3,783)	$(8,026)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,189	805	1,042
Amortization of intangible assets	424	—	—
Amortization of debt discount and financing costs	—	—	83
Amortization of deferred compensation	—	—	154
Provision for doubtful accounts	200	100	116
Issuance of options for services	2,215	119	—
Issuance of common stock to CEO	3,241	—	—
Issuance of redeemable convertible Series C preferred to management as compensation	103	54	—
Issuance of redeemable convertible Series C preferred stock as additional interest	—	—	513
Changes in:
Accounts receivable	(1,939)	(2,590)	232
Prepaid expenses and other assets	(1,684)	4	(176)
Inventory	328	—	—
Other assets	(2)	15	—
Accounts payable and accrued expenses	(2,159)	4,343	838
Accrued interest payable	—	—	50
Other liabilities	(887)	—	—
Deferred revenue	5,867	4,538	4,181
Restricted cash	—	—	529

Net cash provided by (used in) operating activities	13,651	3,605	(464)

Cash flows from investing activities:
Purchase of property and equipment	(2,050)	(1,096)	(1,218)
Acquisition of Double-Take EMEA, net of cash acquired	(2,073)	—	—

Net cash used in investing activities	(4,123)	(1,096)	(1,218)
Cash flows from financing activities:
Proceeds (repayments) from revolving line of credit, net	—	—	(100)
Borrowing under bridge financing	—	—	2,000
Issuance of redeemable convertible preferred stock — Series C	—	—	5,000
Costs incurred in issuance of redeemable convertible preferred stock — Series C	—	—	(65)
Return of Capital — Series B	(10,225)	—	—
Proceeds from public offering, net of expenses	48,319	—	—
Repurchase of common stock from CEO	(1,343)	—	—
Proceeds from exercise of stock options	453	1	2
Payment on capital lease obligation	(11)	—	—

Net cash provided by financing activities	37,193	1	6,837

Effect of exchange rate changes on cash	108	—	—
Net increase in cash and cash equivalents	46,721	2,510	5,155
Cash and cash equivalents — beginning of year	8,341	5,831	676

Cash and cash equivalents — end of year	$55,170	$8,341	$5,831

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$78	$51	$119
Income taxes	$1,066	$3	$14
Supplemental disclosures of noncash investing and financing activities:
Issuance of preferred stock upon conversion of bridge financing including interest of $50	—	—	$2,050
Issuance of warrants in connection with revolving line of credit	—	—	—
Accrued purchase price payments	—	—	—
Accrued costs for public offering	$770	—	—
Receivable from employees in connection with exercise of stock options	$74	—	—

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(in thousands, except for share and per share amounts)

Note A — Organization and Significant Accounting Policies

[1] The Company:

Double-Take Software, Inc. (formerly NSI Software, Inc.) (the “Company”), a Delaware corporation, is engaged in developing, marketing and supporting data protection software solutions for high availability, disaster recovery and centralized backup. The Company operates in one reportable segment and its revenues are mainly derived from sales of software and related services. Software is licensed by the Company primarily to distributors, value added resellers (“VARS”) and original equipment manufacturers (“OEMS”), located primarily in the United States and in Europe.

The Company completed an initial public offering of its common stock in December 2006.

In connection with the Company’s initial public offering:

•	The Company effected a 1 for 4.9 reverse stock split of its common stock on November 3, 2006. All share and per share amounts related to common stock, options and warrants included in the consolidated financial statements have been restated to reflect the reverse stock split. The conversion ratios of the Company’s Series B Preferred Stock and Series C Preferred Stock have also been adjusted to reflect the reverse split.

•	There were 7.5 million shares of common stock sold at $11.00 per share to the public, comprising 5 million shares of common stock sold by the Company and 2.5 million shares of common stock sold by existing stockholders. The Company received gross proceeds of $55,000, or $47,549 after deducting underwriting discounts and commissions of $3,850 and offering costs of $3,601. Upon closing of the IPO, all shares of redeemable preferred stock automatically converted into 11,553,130 shares of common stock

Principles of Consolidation

The consolidated financial statements include all subsidiaries. All inter-company transactions and balances have been eliminated. Double-Take EMEA became a subsidiary on May 23, 2006, therefore the consolidated financial statements only include Double-Take EMEA’s financial results and activities from the date of acquisition until December 31, 2006.

[2] Acquisition of Double-Take EMEA:

On May 23, 2006, the Company acquired all of the issued and outstanding shares of Sunbelt System Software S.A.S. which is now known as Double-Take Software S.A.S., or Double-Take EMEA. From 1998 through the acquisition date, Double-Take EMEA was the principal or exclusive distributor of the Company’s software in the European, Middle Eastern and African market and a certified Double-Take training organization. An initial payment of $1.1 million was made to the former stockholders of Double-Take EMEA for the acquisition, which represented earn-out payments for the period January 1, 2006 through April 30, 2006. Subsequent payments totaling $2.4 million were made through December 31, 2006. A portion of the earn-out payments are held in escrow. The escrow account was established to hold 20% of the initial $1.1 million payment and 20% of each earn-out payment through December 31, 2007 to satisfy claims against the selling shareholders that the Company may have from time to time as a result of breaches of representations, warranties or covenants through December 31, 2007.

The acquisition of Double-Take EMEA was accounted for using the purchase method of accounting, and the assets acquired and liabilities assumed were accounted for at their fair values at the acquisition date based on a management review, including a valuation report issued by an independent third party. The amounts are based on currently available information and certain assumptions and estimates that management believes are reasonable.

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

Operating results of Double-Take EMEA are included in the consolidated financial statements from its date of acquisition.

The details of the initial purchase price allocation are as follows (in thousands):

Earn-out payments for the period January 1, 2006 through April 30, 2006	$1,133
Amount due to former Double-Take EMEA shareholders	932
Transaction costs	318

Total initial purchase price	$2,383

In accordance with SFAS 141, earn-out payments, which are estimated to be between $10 and $12 million, have not all been included in the calculation of the purchase price because they are contingent in nature and based on a specified percentage of the payments made to the Company by Double-Take EMEA under the Company’s intercompany distribution agreement through December 2007. A portion of the contingent purchase price equal to the excess of the fair value of the assets acquired and liabilities assumed over the non-contingent portion of the purchase price was accrued in accordance with SFAS No. 141. If earn-out payments exceed the initial amount recorded as the liability, the amount by which the earn-out payments exceed the recorded liability will be recorded as additional purchase price and goodwill.

The identifiable assets and liabilities on the date of acquisition are in thousands as follows:

		Life

Cash and cash equivalents	$1,778
Accounts receivable, net of allowance	2,927
Inventory	1,381
Prepaid expenses	2,694
Account payable	(1,229)
Accrued expenses	(1,790)
Other liabilities	(144)
Deferred revenue	(3,944)
Properties and equipment	275	5 years
Other assets	54
Customer relationships	2,267	5 years
Marketing relationships(1)	1,992	8 years

Total assets acquired	$6,261

Purchase Price paid through December 31, 2006	$4,836
Accrued purchase price	1,425

Total	$6,261

(1)	The acquired intangible marketing relationship included in the acquisition of Double-Take EMEA relates to the reacquisition of a preexisting distribution arrangement between Double-Take Software and Double-Take EMEA for software marketing rights that had previously been granted to Double-Take EMEA. Under the agreement, Double-Take EMEA purchases software licenses from Double-Take Software at rates that were negotiated at arms length and that represented current market rates. At the date of acquisition, the agreement between Double-Take Software and Double-Take EMEA was continued without any amendments upon the acquisition and was neither favorable nor unfavorable to either party. Accordingly, there was no gain or loss recorded upon the reacquisition of the preexisting arrangement.

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

The consolidated financial statements for the year ended December 31, 2006 includes the results of operations of Double-Take EMEA from the date of acquisition. The following unaudited pro forma information represents the Company’s condensed consolidated results of operations as if the acquisition of Double-Take EMEA had occurred as of the beginning of the periods presented. The pro forma amounts of net income (loss) attributable to common stockholders include amortization of the amounts ascribed to intangible assets acquired in the acquisition.

	Year Ended December 31,
	2006	2005

Total Revenue	$65,621	$51,009
Net income (loss) attributable to common stockholders	$(417)	$(13,065)
Basic and diluted income (loss) per share	$(0.10)	$(3.45)
Weighted average shares outstanding — basic and diluted	4,306	3,789

[3] Cash and cash equivalents:

The Company considers all highly liquid investments (including commercial paper) purchased with a maturity of 90 days or less to be cash equivalents.

[4] Accounts receivable and allowance for doubtful accounts:

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit issues based on historical trends.

[5] Fair value of financial instruments:

At December 31, 2006 and 2005, the Company’s financial instruments consist primarily of accounts receivable, and accounts payable. The carrying values of these instruments approximate their fair value, because of their short-term nature.

[6] Revenue recognition:

In accordance with EITF 01-9, our revenue is reported net of rebates and discounts because we do not receive an identifiable benefit in exchange for the rebate or discount. The Company derives revenues from two primary sources or elements: software licenses and services. Services include customer support, consulting, installation services and training. A typical sales arrangement includes both of these elements. The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, and related interpretations to all transactions to determine the recognition of revenue.

For software arrangements involving multiple elements, the Company recognizes revenue using the residual method as described in SOP 98-9. Under the residual method, the Company allocates and defers revenue for the undelivered elements based on relative fair value and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of the undelivered elements in multiple element arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective-evidence (“VSOE”).

The Company’s software licenses typically provide for a perpetual right to use the Company’s software and are sold on a per-copy basis. The Company recognizes software revenue through direct sales channels and resellers upon receipt of a purchase order or other persuasive evidence and when all other basic revenue recognition criteria

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

are met as described below. Revenue from software licenses sold through an original equipment manufacturer partner is recognized upon the receipt of a royalty report evidencing sales.

Services revenue includes revenue from customer support and other professional services. Customer support includes software updates (including unspecified product upgrades and enhancements) on a when-and-if-available basis, telephone support and bug fixes or patches. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year. To determine the price for the customer support element when sold separately, the Company uses actual rates at which it has previously sold support as established VSOE.

Other professional services such as consulting and installation services provided by the Company are not essential to the functionality of the software and can also be performed by the customer or a third party. Revenues from consulting and installation services are recognized when the services are completed. Training fees are recognized after the training course has been provided. Based on the Company’s analysis of such other professional services transactions sold on a stand-alone basis, the Company has concluded it has established VSOE for such other professional services when sold in connection with a multiple-element software arrangement. The price for other professional services has not materially changed for the periods presented.

The Company has analyzed all of the undelivered elements included in its multiple-element arrangements and determined that VSOE of fair value exists to allocate revenues to services. Accordingly, assuming all basic revenue recognition criteria are met, software revenue is recognized upon delivery of the software license using the residual method in accordance with SOP 98-9.

The Company considers the four basic revenue recognition criteria for each of the elements as follows:

Persuasive evidence of an arrangement with the customer exists.   The Company’s customary practice is to require a purchase order and, in some cases, a written contract signed by both the customer and the Company prior to recognizing revenue on an arrangement.

Delivery or performance has occurred.  The Company’s software applications are usually physically delivered to customers with standard transfer terms such as FOB shipping point. Software and/or software license keys for add-on orders or software updates are typically delivered via email. We recognize software revenue upon shipment to resellers and distributors because there is no right of return or refund and no price protection agreements. In situations where multiple copies of licenses are purchased, all copies are delivered to the customer in one shipment and revenue is recognized upon shipment. Occasionally, the Company enters into a site license with a customer that allows the customer to use a specified number of licenses within the organization. When a site license is sold, the Company delivers a master disk to the customer that allows the product to be installed on multiple servers. The Company has no further obligation to provide additional copies of the software or user manuals. Revenue on site licenses is recognized upon shipment of the master disk to the customer. Sales made by the Company’s Original Equipment Manufacturer (OEM) partners are recognized as revenue in the month the product is shipped. The Company estimates the revenue from a preliminary report received from the OEM shortly after the end of the month. Once the final report is received, the revenue is adjusted to that based on the final report, usually in the following month. Services revenue is recognized when the services are completed, except for customer support, which is recognized ratably over the term of the customer support agreement, which is typically one year.

Fee is fixed or determinable.  The fee customers pay for software applications, customer support and other professional services is negotiated at the outset of an arrangement. The fees are therefore considered to be fixed or determinable at the inception of the arrangement.

Collection is probable.  Probability of collection is assessed on a customer-by-customer basis. Each new customer undergoes a credit review process to evaluate its financial position and ability to pay. If the

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

Company determines from the outset of an arrangement that collection is not probable based upon the review process, revenue is recognized on a cash-collected basis.

The Company’s arrangements do not generally include acceptance clauses. However, if an arrangement does include an acceptance clause, revenue for such an arrangement is deferred and recognized upon acceptance. Acceptance occurs upon the earliest of receipt of a written customer acceptance, waiver of customer acceptance or expiration of the acceptance period.

[7] Cost of revenue:

Cost of software revenue.  Cost of software revenue consists primarily of media, manual, translation and distribution costs. Cost of software revenue also has included amortization of internally-developed capitalized software. Because there is not a significant amount of time and costs incurred between technological feasibility and the point at which the software is ready for general release, the Company no longer capitalizes costs of its internally-developed software. Cost of software related to Double-Take EMEA sales in the period from May 24, 2006 through December 31, 2006 has discontinued upon the sale of Double-Take products on hand on May 23, 2006.

Cost of services revenue.  Cost of services revenue consists primarily of salary and other personnel-related costs incurred in connection with the Company’s provision of maintenance and professional services. Cost of services revenue also includes other allocated overhead expenses for professional services and product support personnel, as well as travel-related expenses for staff to perform work at a customer’s site.

[8] Property, plant and equipment:

Furniture, equipment and computer hardware are depreciated using the straight-line method over their estimated useful lives of up to three years. Leasehold improvements are amortized by the straight-line method over the shorter of the remaining initial terms of the respective leases or economic useful life.

[9] Software development costs:

In accordance with SFAS No. 86, certain costs associated with the development of the software are capitalized. Such costs are amortized at the greater of (i) the percentage of sales to date compared to total estimated sales, or (ii) amortized using the straight-line method over the software’s estimated useful lives. The recoverability of capitalized software development costs are periodically evaluated and write-downs are taken if required. Costs incurred to develop software programs prior to the achievement of technological feasibility are expensed as incurred. The Company’s current process for developing software is essentially completed concurrently with the establishment of technological feasibility and therefore no software development costs have been capitalized for the years ended December 31, 2006 and 2005.

[10] Intangible assets:

Intangible assets are amortized using the straight-line method over their estimated useful lives. Customer relationships have an estimated useful life of 5 years and marketing relationships have an estimated useful life of 8 years.

[11] Impairment of long-lived assets:

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the cash flows expected to be derived from those assets are less than carrying amounts of those assets. The Company has not recorded any impairment charge for the years ended December 31, 2006, 2005 and 2004.

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

[12] Advertising expense:

Advertising costs, which include reimbursements to resellers and distributors of $2,997, $2,648 and $2,440 for the years ended December 31, 2006, 2005 and 2004, respectively, are expensed as incurred. Advertising costs are included in sales and marketing costs.

[13] Income taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted laws and tax rates that are expected to be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

[14] Accounting estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, costs and expenses during the period. Based on historical experience and current account information, estimates are made regarding provisions for allowances for doubtful accounts receivable, sales discounts and other allowances, depreciation, amortization, asset valuations and stock based compensation. Actual results could differ from those estimates.

[15] Concentration of credit risk:

The Company grants credit to customers in a wide variety of industries and geographic locations.

[16] Foreign Currency Translation:

The functional currency of the Company’s foreign operations are the local country’s currency, the Euro. In accordance with SFAS No. 52, Foreign Currency Translation, the assets and liabilities of the Company’s international subsidiaries are translated at their respective period-end exchange rates, and revenues and expenses are translated at average currency exchange rates for the period. The resulting balance sheet translation adjustments are included in “Other comprehensive income (loss)” and are reflected as a separate component of stockholders’ equity (deficit). Foreign currency transaction gains and losses are included in results of operations. Through December 31, 206, the Company has not entered into any transactions to hedge its exposure to changes in foreign currency exchange rates.

[17] Comprehensive Income (Loss):

Comprehensive income (loss), presented in the statement of changes in stockholders’ equity (deficit), includes other comprehensive income and net income or loss. Other comprehensive income includes certain changes in equity that are excluded from net income (loss). Specifically, cumulative foreign currency translation adjustments are included in accumulated other comprehensive income.

[18] Stock-based compensation:

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options generally was measured as the excess, if any, of the estimated fair value of the Company’s common stock over the amount an employee must pay to

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

acquire the common stock on the date that both the exercise price and the number of shares to be acquired pursuant to the option are fixed. The Company had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which was released in December 2002 as an amendment to SFAS No. 123 and used the minimum value method of valuing stock options as allowed for non-public companies.

In December 2004, the Financial Accounting Standards Board, referred to as FASB, issued SFAS No. 123(R), which revised SFAS No. 123 and supersedes the Accounting Principles Board, referred to as APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable requisite service period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS No. 123(R) are required to be applied as of the beginning of the first interim or annual reporting period of the entity’s first fiscal year that begins after December 15, 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the prospective transition method, which requires the Company to apply its provisions only to awards granted, modified, repurchased or cancelled after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on the grant-date fair value of stock option awards granted or modified after January 1, 2006. As the Company had used the minimum value method for valuing its stock options under SFAS 123, all options granted prior to January 1, 2006 continue to be accounted for under APB Opinion No. 25.

As a result of adopting SFAS No. 123(R) on January 1, 2006, based on the grant-date fair value estimate of employee stock options granted, in the year ended December 31, 2006 the Company recognized compensation expense of $1,017, of which $242 is included in sales and marketing, $266 in research and development, $391 in general and administrative, and $118 in cost of revenue, maintenance and professional services. The grant date fair value of options not yet recognized as expense at December 31, 2006 aggregated approximately $3,272. The Company’s income before provision for income taxes and net income for the year ended December 31, 2006 are each $473 less than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. The impact of the adoption of SFAS 123(R) was to reduce basic and diluted net income per share attributable to common stockholders by $0.11.

The Company accounts for stock option grants to non-employees in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.

[19] Net loss per share:

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, “Earnings Per Share.” Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding, adjusted for the dilutive effect, if any, of potential common shares.

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

The following potential common shares (in thousands) were excluded from the computation of diluted net income (loss) attributable to common stockholders per share because they had an anti-dilutive impact:

	Year Ended December 31,
	2006	2005	2004

Stock options	2,929	2,562	2,509
Warrants	82	163	163
Redeemable convertible preferred stock	0	10,668	9,829

[20] Recent accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, (FAS 157). FAS 157 (a) establishes a common definition for fair value to be applied to assets and liabilities, where required or permitted by Accounting Standards; (b) establishes a framework for measuring fair value; and (c) expands disclosures concerning fair value measurements. FAS 157 does not extend the required use of fair value to any new circumstances. The Statement is effective for financial statements issued during fiscal years beginning after November 15, 2007. The Company is currently assessing what the impact of this Statement will be on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158). This statement requires employers to recognize the over funded or under funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize any changes in that status in comprehensive income in the year in which it occurs. It also requires that employers measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement does not change how plans are accounted for and reported in the income statement. For publicly traded companies, FAS 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that it will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). The fair value option established by FAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing what the impact of the adoption of this Statement will be on the Company’s financial position and results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold or more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will be material to our financial position and results of operations.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FSP 115-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

The guidance in this FSP amends Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The guidance in FSP 115-1 is applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP 115-1 for fiscal years beginning after January 1, 2006. The Company adopted this standard for periods beginning on January 1, 2006 and it did not have a material impact on its financial statements or disclosures.

In June 2006, the EITF reached consensus on EITF Issue No. 06-3, “Disclosure Requirements for Taxes Assessed by a Government Authority on Revenue-Producing Transactions” (“EITF No. 06-3”). EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-E also requires disclosure of the amounts of taxes included in the financial statements. The Company records sales tax collected from its customers on a net basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 to have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement resolves issues addressed in Statement 133, Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact of the adoption of FAS 155 on its financial statements, if any.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the application of the new accounting principle. The statement will require the retrospective application of the impact of the direct effect of changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and changes in accounting estimates. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and requires prospective application. The Company adopted this standard for 2006 and it did not have a material impact on its financial statements or disclosures.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal periods beginning after June 15, 2006 and adopted by the Company in 2006. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated results of operation or financial condition.

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” FAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The Company adopted FAS 151 beginning January 1, 2006. The adoption of FAS 151 did not have a material impact on its financial position and the results of its operations.

Note B — Revolving Line of Credit

In October 2003, the Company entered into a 12-month revolving line of credit agreement (“Facility”) with a bank which provides for aggregate advances not to exceed the lesser of $4,750 or up to 75% of eligible receivables, as defined. Borrowings under the Facility bear interest at the bank’s prime rate plus 2.5% per annum, subject to an unused line fee of 0.5% annually. The obligations under the Facility are collateralized by substantially all the Company’s assets except its intellectual property. In addition, all present and future indebtedness of the Company to its officers, directors and shareholders are subordinated to borrowings under the line. In connection with entering into the Facility, the Company issued a warrant to the bank to purchase 90,000 shares of its Series B Preferred Stock exercisable at $1.50 per share, subject to adjustment, as defined, expiring in October 2013. The warrant was valued at approximately $105 and was amortized over the 12-month life of the Facility. The Facility contains certain restrictive covenants, including but not limited to, maintenance of minimum tangible net worth and minimum cash or excess availability of $300, both as defined, and other non-financial covenants. In April 2004, in connection with a modification to the Facility, the Company received a waiver for the failure of the Company to comply with the minimum tangible net worth covenant as of December 31, 2003. In September 2005, the Company received a waiver for the failure to comply with the minimum tangible net worth covenant as of December 31, 2004 and for the delivery of audited financial statements.

In May 2006, the Company entered into an amendment to the credit facility with Silicon Valley Bank that extended the term of the facility to April 30, 2007. Under the terms of the amended credit facility, maximum borrowings are the lesser of 75% of eligible receivables or $4.75 million, including up to $2.5 million available for letters of credit, foreign exchange contracts and cash management services. At December 31, 2006, maximum borrowings available under this facility were $4.75 million, including a $2.0 million letter of credit relating to a settled legal proceeding (see Note G [2]). At December 31, 2006, 2005 and 2004, there were no borrowings under this line of credit. The rate of interest for this facility is 0.75% above the prime rate. The facility is collateralised by all of the Company’s assets, excluding intellectual property.

Note C — Property and Equipment

Property and equipment consists of the following:

	December 31,
	2006	2005

Equipment	$95	$69
Furniture and fixtures	460	148
Motor Vehicles	104	—
Computer hardware	4,561	2,592
Leasehold improvements	618	455

	5,838	3,264
Less accumulated depreciation and amortization	2,838	1,400

	$3,000	$1,864

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

During the years ended December 31, 2006, 2005 and 2004, the Company recorded depreciation and amortization expense of $1,189, $805 and $527, respectively.

During 2005, the Company wrote off fully depreciated property and equipment with an original cost of $1,357.

Note D — Intangible Assets

During the year ended December 31, 2004, the Company recorded amortization of software development costs of $515 and this amount is included in the cost of software licenses.

During the year ended December 31, 2006, the Company recorded amortization of intangible assets of $424 and this amount is included in depreciation and amortization.

Intangible assets consist of the following:

Customer relationships	$2,267
Less accumulated amortization	(274)

Balance, December 31, 2006	$1,993

Marketing relationships	$1,992
Less accumulated amortization	(150)

Balance, December 31, 2006	$1,842

The Company will record amortization of intangible assets as follows:

Year Ending December 31,
2007	$702
2008	$702
2009	$702
2010	$702
2011	$428
Thereafter	$599

Total	$3,835

Note E — Notes Payable

In June 2004, the Company issued $2,000 of 8% Convertible Promissory Notes as bridge financing in anticipation of a private placement. In October 2004, the notes, including accrued interest of approximately $50 were converted into 2,615,357 shares of Series C Preferred Stock valued at approximately $2,563. The notes, plus all accrued and unpaid interest, were convertible into shares of Series C Preferred Stock at a price equal to 80% of the price of the Series C Preferred Stock sold in the October 2004 private placement (see Note J[1](c)).

In connection with the conversion of these notes, the company recorded, for the year ended December 31, 2004, an interest charge of $513 for the incremental value of the Series C Preferred Stock received upon the conversion.

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

Note F — Provision for Income Taxes

The Company’s net income (loss) before income taxes is as follows:

	Year Ended December 31,
	2006	2005	2004

Domestic	5,755	(3,783)	(8,026)
Foreign	1,494	0	0

Total	7,249	(3,783)	(8,026)

The Company’s current income tax provision is as follows:

	2006	2005	2004

Federal	0	0	0
State and local	0	0	0
Foreign	494	0	0

Total	494	0	0

The variances between the Company’s effective income tax rate and the Federal statutory rate are as follows:

	Year Ended December 31,
	2006	2005	2004

Statutory federal income tax expense (benefit) rate	34%	(34)%	(34)%
Increase (decrease) in valuation allowance	(47)%	33%	38%
State taxes (benefit)	6%	(4)%	(4)%
Impact of permanent difference	9%	3%	2%
Foreign taxes	7%	0%	0%
Other	(2)%	2%	(2)%

Effective income tax expense (benefit) rate	7%	0%	0%

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company has deferred tax assets related to temporary differences and operating loss carryforwards as follows:

	Year Ended December 31,
	2006	2005

Deferred tax assets:
Current:
Allowance for doubtful accounts	$184	$106
Deferred revenue	1,127	318
Accrued expenses	0	1,454
Prepaid expenses	(374)	0

Total current deferred tax assets	937	1,878

Non-current:
Fixed assets	$513	$1,465
Straight-line rent	200	236
Net operating loss carryforward	23,284	24,675
Sales tax reserve	97	213
Other	4	11

Total non-current deferred tax assets	24,098	26,600

Total deferred tax assets	25,035	28,478
Valuation allowance	(25,035)	(28,478)

Net deferred tax assets	$0	$0

At December 31, 2006 and 2005, the Company has available state net operating loss carryforwards in certain states ranging from approximately $58,000 to $66,000 and $67,000 to $70,000, respectively, depending upon the state, expiring in various amounts through 2025. The Company also has available federal net operating loss carryforwards of approximately $66,000 and $69,400 at December 31, 2006 and 2005, respectively, expiring 2011 through 2025. The utilization of these operating loss carryforwards may be limited based upon changes in ownership as defined in Section 382 of the Internal Revenue Code. The Company’s net deferred tax assets at December 31, 2006, 2005 and 2004, respectively, have been fully reserved due to uncertainty of realization through future operating results.

The valuation allowance decreased by approximately $3,443 in 2006 due to operating income while it increased by $1,234 in 2005 due to net operating losses, respectively.

Note G — Commitments and Contingencies

[1] Leases:

In September 2001, the Company entered into a lease agreement for its offices in New Jersey which expires in 2011. The Company entered into a lease during 2001 for its office in Indiana which expires in 2010. In March 2003, the Company entered into a sublease agreement for an office in Massachusetts which expired in 2006. The lease was extended through February 2008. The Company has a lease agreement for its offices in Paris, France which expires

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

in 2016 with the Company option to terminate in 2009 and Worcester, United Kingdom which expires in 2009 with the Company option to terminate in 2008. Future minimum annual payments are as follows:

Year Ending December 31,
2007	$1,679
2008	$1,656
2009	$1,557
2010	$1,093
Thereafter	$418

$6,403

Rent expense under operating leases amounted to approximately $1,732, $1,538 and $1,405 for the years ended 2006, 2005 and 2004, respectively.

Rent expense is calculated by amortizing total rental payments (net of any rental abatements, allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.

[2] Litigation:

In May 2003, a provider of information storage systems (“Plaintiff”), filed a complaint in the State of California alleging that the Company infringed certain of its patents. In December 2005, the Company and Plaintiff entered into a settlement agreement (the “Settlement Agreement”) wherein all claims and counterclaims were dismissed with prejudice. Under the terms of the Settlement Agreement, the Company made an initial payment to Plaintiff of $3,760 and further agreed to make additional minimum payments aggregating $2,000 which the Company can use towards the purchase or resale of Plaintiff’s products over 4 years. This annual payment obligation is collateralized by a letter of credit. As the Company has the ability and intent to acquire inventory or fixed assets for the $2,000, no accrual of this amount was made at settlement. The Company acquired $500 worth of computer equipment from the plaintiff in 2006, which was subsequently paid in January 2007.

Included in legal fees and settlement costs for the years ended December 31, 2006, 2005 and 2004 are costs of $0, $5,671 and $1,755, respectively. As of December 31, 2005, the Company had accrued the initial settlement payment and legal costs of $3,860, which were included in accounts payable and accrued expenses. The initial settlement payment of $3,760 was paid in January 2006.

Note H — Concentration

The Company sells its products primarily to or through Distributors, VARS and OEMS who in turn sell to end-users of the Company’s products. The Company believes that the loss of any of these reseller/distributors would require the Company to develop other channels to sell its products to end-users.

During the years ended December 31, 2006 and 2005, one domestic reseller accounted for approximately 20% and 19%, respectively, of total revenue and one foreign reseller, which was acquired by the Company on May 23, 2006, accounted for approximately 4% and 17%, respectively, of total revenue. The domestic reseller accounted for approximately 16% and 30% of accounts receivable at December 31, 2006 and 2005, respectively. The foreign reseller accounted for approximately 0% and 23% of accounts receivable at December 31, 2006 and 2005, respectively.

As described in Note A[2], the Company acquired the foreign reseller in May 2006.

During the year ended December 31, 2004, sales to one domestic and one foreign reseller accounted for approximately 16% and 22%, respectively, of total revenue.

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

In addition, the Company had sales to a Series B preferred stockholder, prior to its disposal of its interest in the Company, of $6,598 (20%) for the year ended December 31, 2004.

Note I — Employment Agreements

In January 2001, the Company entered into a 4-year employment agreement with its former Chief Executive Officer (the “Former CEO”) which provided for a base salary of $250 per annum subject to 10% annual increases, plus bonuses. In connection with the agreement, the officer was granted options to purchase 102,040 shares of common stock at an exercise price of $19.60 per share, which was not less than fair market value on the date of the grant. These options were fully vested as of December 31, 2004.

Subsequently, in March 2005, the Company entered into a separation agreement (the “Separation Agreement”) with the Former CEO. Pursuant to the Separation Agreement, the Former CEO resigned from the Company and its Board of Directors and entered into a two-year arrangement providing for consulting fees of $275 in the first year and $175 in the second year. The Separation Agreement also contained various provisions related to restrictive covenants concerning non-competition, non-disclosure and non-solicitation. In addition, the Separation Agreement provides that the Former CEO may be required to make certain reimbursements to the Company. The reimbursements, if any are required, are collateralized by shares of the Company common stock owned by the Former CEO. Further, the consulting arrangement was cancelable by the Company if the provisions of the Separation Agreement were not met.

Under the Separation Agreement, subject to any required repayments being made, the unvested stock options owned by the Former CEO will continue to vest over the term of the consulting arrangement, and thereafter will be exercisable for the remainder of their term. As of December 31, 2006 and 2005, the Former CEO had been awarded the following options:

Number of	Exercise	December 31, 2006		December 31, 2005
Options	Price	Vested	Unvested	Vested	Unvested	Expiring

102,040	$19.60	102,040	—	102,040	—	2008
10,209	$4.90	10,209	—	10,209	—	2008
366,181	$0.94	366,181	—	205,976	160,205	2008
6,125	$0.94	6,125	—	2,680	3,445	2008
6,637	$1.52	6,637	—	1,244	5,393	2008

491,192		491,192	—	322,149	169,043

On November 2, 2006, the Company entered into a settlement agreement with the Former CEO. Under the terms of the settlement agreement, all actual or potential claims by both the Company and the Former CEO are released and both deny any liability or wrongdoing. Additionally, the consulting agreement with the Former CEO terminated effective October 1, 2006, all unvested stock options immediately vested and the expiration dates of the options were set at the earlier of their original expiration dates or June 22, 2008.

In connection with the modification of the terms of the options granted to the Former CEO and the change in the grantee’s status and the settlement, the Company recorded a compensation charge of $1,198 and $119 for the years ended December 31, 2006 and 2005, respectively, based on the estimated fair value of the options during those periods.

On October 30, 2006, the Company entered into a settlement agreement with its former Chief Operating Officer (the “Former COO”). Under the terms of the settlement agreement, the Former COO agreed to pay $1.2 million to the Company within 5 years of the date of the settlement agreement. The settlement amount bears interest at 4.96% per year compounded semi-annually. In the event of an IPO by the Company, all payments due under the settlement agreement were accelerated and became due within 10 days of the IPO date. Under the terms of

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

the settlement agreement, all actual or potential claims by both the Company and the Former COO were released and both denied any liability or wrongdoing. The $1.2 million payment was received in December 2006 and was recorded in 2006, as a reduction in general & administrative expense.

The employment terms for the Company’s current Chief Executive Officer (“CEO”), as revised in August 2006, provide for annual compensation of $340,000 and provide for certain transaction and IPO related bonuses. Under the terms of his employment, the Company initially granted the CEO options to purchase 380,182 shares of common stock at $1.52 per share, the fair market value on the date of grant. The options vest over 4 years. The CEO subsequently received an additional option grant to purchase 152,073 shares of common stock at $1.96 per share, the then fair market value, and an additional option grant to purchase 38,018 shares of common stock at $1.96 per share, the then fair market value, both of which vest over 4 years. In the event of a change in control, all unvested options would immediately vest. Vesting of the initial option grant was accelerated in full, and vesting of 25% of all other options held by the CEO was accelerated in connection with the IPO. In addition, upon the IPO the Company agreed tp grant to the CEO shares of common stock equivalent to 1.45% of the fully-diluted shares of common stock outstanding immediately prior to the IPO which vested immediately. Accordingly, the Company granted 269,845 shares to the CEO and recorded a charge of $3,241 equal to the fair value of the shares granted. Under SFAS 123(R), the Company recorded a compensation charge of $544 based upon the fair value of the options that were accelerated.

In addition, the Company entered into severance agreements with certain key employees which generally provide for severance if the employees are terminated without cause.

Note J — Stockholders’ Equity

[1] Redeemable preferred stock:

(a) Series A preferred stock:

In November 2002, holders of 2,536,133 shares of Series A Preferred agreed to convert their preferred shares into 646,760 shares of common stock. At December 31, 2006, holders of approximately 107,000 shares of Series A Preferred Stock had not submitted their Series A Preferred Stock certificates to the stock transfer agent for the issuance of common stock. However, for legal and accounting treatment purposes, these shares have been deemed as having been submitted and the related common shares shown as issued and outstanding.

(b) Series B preferred stock:

In November 2002, the Company sold 10,000,000 shares of Series B convertible, redeemable, participating, preferred stock (“Series B Preferred”) at $1.50 (“Original Issue Price”) per share for gross proceeds of $15,000 in a private placement. In connection with the Series B private placement, the Company issued 1,333,333 shares of Series B Preferred at the Original Issue Price upon conversion of 2,233,902 issued and outstanding shares of Series A Preferred. In addition, the Company issued 433,334 shares of Series B Preferred, valued at $650, in repayment of the principal portion of certain notes payable. The Company also issued 800 shares of Series B Preferred as additional interest on a $1,200 bridge loan made to the Company in October 2002 and recorded an interest charge of $1,200 for the value of the Series B Preferred issued. Upon completion of the Series B private placement in November 2002, the Company had 12,566,667 shares of Series B Preferred issued and outstanding with an aggregate Original Issue Price of $18,850. The Company incurred costs of $355 in connection with the Series B Preferred private placement.

Costs incurred in the Series B private placement are being amortized on a straight-line basis through the mandatory redemption date in 2006.

In October 2003, the Company sold an additional 1,066,667 shares of Series B Preferred for gross proceeds of $1,600.

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

The Series B Preferred had the following designations:

•	Convertible, including accrued dividends at 8% per year (compounded monthly) through the date of conversion or redemption, into common stock at $3.68 per share post split. In addition, if converted immediately prior to a Liquidation Event (defined to include a sale of the Company, except upon the election of a majority of the holders of the Series C Preferred) or a qualified public offering requiring mandatory conversion, or a public offering not requiring mandatory conversion, then the holders of the Series B were also entitled to a cash payment equal to $0.75 per share (50% of the Original Issue Price).

•	Adjustment of Conversion Price — conversion price was to be reduced by 20% if at any time prior to July 1, 2003 the Company failed to meet minimum ending cash balances of $4,000 for each of three consecutive months and achieve aggregate revenues of $18,000 for the nine-month period ended June 30, 2003, or after July 1, 2003, and until the Company is cash flow positive, it failed to maintain a minimum cash balance of $4,000. In 2003, the Company did not meet these requirements and the conversion price was reduced by 20%, resulting in a beneficial conversion feature charge of $1,194.

•	Automatic Conversion — upon a qualified public offering, automatically converts, including accrued dividends, to common stock at $3.68 per share post split. In addition, the holders of the Series B Preferred are also entitled to a cash payment equal to $0.75 per share (50% of the Original Issue Price).

•	Cumulative dividends at 8% accrued through the earliest of the conversion, liquidation or redemption, payable only after payment of all dividends due to the holders of the Series C Preferred.

•	Liquidation Preference — after payment has been made in full to the holders of the Series C Preferred Stock, the “Liquidation Preference” was the greater of (i) 200% of the Original Issue Price plus accrued and unpaid dividends or (ii) pro rata participation on an as converted to common stock basis, plus a cash payment of $0.75 (50% of the Original Issue Price). Upon any liquidation of the Company, after the preferred payments to the holders of the Series B Preferred and the Series C Preferred, the Series B Preferred would participate ratably on an as converted basis, with the Series C Preferred and the common stock, until the Liquidation Preference and common stock proceeds equaled 300% of the Original Issue Price. In December 2006, the Company paid $10,225 to the holders of the Series B Preferred shares upon closing of the IPO.

•	Participation in all dividends on an as-converted basis.

In connection with the issuance of the Series C Preferred Stock in October 2004, certain designations of the Series B Preferred were amended. The Series B Preferred, as amended, has the following additional designations:

•	Voting Rights — Voted on an as-converted basis. In addition, the holders of a majority of the shares of Series B Preferred had to consent to, among other things, changes in the designations of the Series B Preferred and the Series C Preferred, the payment of dividends and any sale of or change in control of the Company.

•	Redemption — redeemable at the option of the holder on or after November 12, 2006 at a price equal to the Liquidation Preference plus declared but unpaid dividends (the “Redemption Value”). The minimum redemption value was equal to 200% of the Original Issue Price plus accrued and unpaid dividends. If the holders of the Series C Preferred requested redemption prior to when the redemption payment for the Series B Preferred was made, then the Series C Preferred was to be paid in full prior to any redemption of the Series B preferred.

The Company provided straight-line annual accretion for the difference between the carrying value of the Series B Preferred and the Redemption Value so that on the redemption date the carrying value equaled the minimum Redemption Value. The Company recorded dividends and accretion aggregating $6,617, $7,345 and $7,192 for each of the years ended December 31, 2006, 2005 and 2004, respectively. In December 2006, upon

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

closing of the IPO, all outstanding Series B Preferred shares, including accrued dividends, were converted into 9,643,036 common shares.

(c) Series C preferred stock:

In October 2004, the Company sold 5,102,041 shares of Series C convertible, redeemable, participating, preferred stock (“Series C Preferred”) ($.01 par) at $0.98 per share for gross proceeds of $5,000 in a private placement. In connection with the private placement, the Company issued an additional 2,615,357 shares of Series C Preferred Stock in exchange for outstanding 8% Convertible Notes in the amount of $2,000 plus accrued interest. The 8% Convertible Notes were originally issued in June 2004 (see Note E).

In 2005, the Company issued 54,696 shares of Series C Preferred to management in connection with the 2005 Executive Bonus Plan (Note J[5]). The Company recorded compensation of $54 for the fair value of Series C Preferred valued at $0.98 per share.

In February 2006, the Company issued 67,998 shares of Series C Preferred to management in connection with the 2005 Executive Bonus Plan. The Company recorded compensation expense of $102 for the fair value of Series C Preferred valued at $1.50 per share.

Costs incurred in the Series C private placement are being amortized on a straight-line basis through the mandatory redemption date in 2006.

The Series C Preferred had the following designations:

•	Convertible, including accrued dividends at 8% per year (compounded monthly) through the date of conversion, into common stock at $4.80 per share post split.

•	Automatic Conversion — upon a qualified public offering, automatically converts, including dividends, to common stock at the Series C Original Issue Price.

•	Cumulative dividends at 8% accrued through the earliest of the conversion, liquidation or redemption.

•	Liquidation Preference — upon any Liquidation of the Company, the Series C Liquidation Preference was equal to the greater of (i) the Series C Original Issue Price plus accrued dividends and (ii) the amount the holders of the Series C Preferred would have received on an as-converted basis, ratably with the holders of the Series B Preferred and the common stock (with the Series B Preferred participating only up to 300% of the Original Issue Price), after the payment of all preferential amounts to the holders of Series B Preferred and Series C Preferred. A Liquidation was defined to also include a sale of the Company, unless a majority of the holders of the Series C Preferred elect not to do so.

•	Participation in all dividends on an as-converted basis.

•	Voting Rights — Voted on an as-converted basis. In addition, the holders of a majority of the shares of Series C Preferred must consent to, among other things, changes in the designations of the Series B Preferred and the Series C Preferred, the payment of dividends and any sale of or change in control of the Company.

•	Redemption — redeemable at the option of the holder on or after November 12, 2006 at a price equal to the Series C Liquidation Preference plus accrued dividends (the “Redemption Value”).

In connection with the Series C Preferred, the Company recorded dividends and accretion aggregating $709, $673 and $151 for each of the years ended December 31, 2006, 2005 and 2004, respectively. In December 2006, upon closing of the IPO, all outstanding Series C Preferred shares, including accrued dividends, were converted into 1,910,094 common shares.

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

[2] Common stock:

The Company completed an initial public offering of its common stock in December 2006.

In connection with the Company’s initial public offering:

•	The Company effected a 1 for 4.9 reverse stock split of its common stock on November 3, 2006. All share and per share amounts related to common stock, options and warrants included in the consolidated financial statements have been restated to reflect the reverse stock split. The conversion ratios of the Company’s Series B Preferred Stock and Series C Preferred Stock have also been adjusted to reflect the reverse split.

•	There were 7.5 million shares of common stock sold at $11.00 per share to the public, comprising 5 million shares of common stock sold by the Company and 2.5 million shares of common stock sold by existing stockholders. The Company received gross proceeds of $55,000, or $47,549 after deducting underwriting discounts and commissions of $3,850 and offering costs of $3,601. Upon closing of the IPO, all shares of redeemable preferred stock automatically converted into 11,553,130 shares of common stock.

Options to purchase 158,198, 1,484 and 2,198 shares of common stock were exercised for each of the years ended December 31, 2006, 2005 and 2004, respectively and the Company received aggregated proceeds of $453, $1 and $2, respectively.

[3] Warrants:

(a) Common stock:

Warrants to purchase 81,632 shares of common stock were exercised for the year ended December 31, 2006. Per the terms of the agreement, the holders of the warrants performed a cashless exercise in which the Company received 13,636 shares of common stock in lieu of proceeds of $150. These shares were retired into treasury stock.

As of December 31, 2006 and 2005, 81,632 and 117.346 warrants were outstanding to purchase common stock exercisable at $1.84 a share. These warrants have a cashless exercise provision and expire in 2007.

(b) Preferred stock:

In October 2003, the Company issued warrants to purchase 90,000 shares of Series B Preferred, exercisable at $1.50 per share, in connection with entering into its revolving credit facility. These warrants are outstanding as of December 31, 2006 and 2005. Each warrant was valued at approximately $1.17 or an aggregate of $105, which was amortized to financing costs over the term of the facility (see Note B). Amortization for the year ended December 31, 2004 was $83. As a result of the Company’s IPO and the conversion of the Series B Preferred shares to common shares, these warrants became exercisable into 45,918 shares of common stock at $2.94 per share. These warrants are included in the 81,632 outstanding common stock warrants as of December 31, 2006.

[4] Stock option plans:

In November 1996, the Company adopted the Non-Executive Director Stock Option Plan (the “Directors Plan”), which was amended in 2003. The Directors Plan, as amended, allows the Company to issue up to 61,224 options to non-executive directors of the Company. The Plan provides that commencing June 30, 2004, all non-executive directors on the Board of Directors will initially be granted options to purchase 10,204 shares of common stock at the fair market value at the date of grant and that annually thereafter, each non-executive director will be granted an option to purchase 5,102 shares of common stock at the fair market value at the date of grant.

In November 1996, the Company adopted a stock option plan (the “1996 Option Plan”), which was amended in 2000. The 1996 Option Plan, as amended, allows the Company to issue up to 1,020,408 options to employees of the Company under incentive and nonstatutory stock option grants. The options generally become exercisable over a period of 3 years commencing at the date of grant and expire in 4-10 years from the date of grant. The exercise

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

price of options granted pursuant to the 1996 Option Plan shall be no less than one hundred percent (100%) of the fair market value at the date of grant for incentive stock options, and eighty-five percent (85%) of the fair market value at the date of the grant for other options.

Through November 2001, the Company had issued 181,331 options to employees and directors at exercise prices above the fair market values at the dates of the grants.

In December 2001, the Company issued 93,545 options to employees at an exercise price of $4.90. The fair market value of the common stock at the date of this grant was $10.29. The Company recorded deferred compensation of $504 in connection with this issuance and amortized the cost over the three-year vesting period.

In September 2003, the Company adopted the 2003 Employees Stock Option Plan (the “2003 Option Plan”). The 2003 Option Plan allows the Company to issue up to 2,244,897 options to employees of the Company under incentive and nonstatutory stock option grants. In March 2006, the Plan was amended to allow the Company to issue 3,367,346 options. The options generally vest over a period of 3-4 years commencing at the date of grant and expire in 10 years. In 2003, the Company issued 1,721,565 options to purchase shares of common stock at $0.94 per share, which was the fair market value on the date of the grant.

In September 2006, the Company adopted the 2006 Omnibus Incentive Plan (the 2006 Plan). The 2006 Plan allows the Company to issue stock options, restricted stock, restricted stock units, stock appreciation rights, unrestricted stock, cash based awards or any combination of the foregoing. Any of the foregoing awards may be made subject to attainment of performance goals over a performance period of up to one or more years. The 2006 Plan allows the Company to issue up to 224,490 shares of common stock subject to awards pursuant to the 2006 Plan. The vesting period of the options granted is at the discretion of the Board of Directors and the options expire in 10 years. The exercise price of options granted shall be no less than one hundred percent (100%) of the fair market value at the date of grant or one hundred-ten percent (110%) if the option is granted to a ten percent stockholder. In November 2006, the number of shares eligible for issuance was increased to 2,653,061.

In 2004, the Company issued options to purchase 156,921 shares of common stock exercisable at prices between $0.94 and $1.52 per share, which equaled fair market value on the dates of grant, to employees.

In 2005, the Company issued options to purchase 832,011 shares of common stock exercisable at $1.52 per share, which equaled fair market value on the dates of grant, to employees.

In 2006, the Company issued options to purchase 638,637 shares of common stock, with a weighted average exercise price of $4.55 per share, which is based on exercise prices equal to the fair market value per share on the dates of grant to employees.

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average

Outstanding at beginning of year	2,561,309	$3.79	2,508,347	$5.77	2,507,683	$6.29
Options granted	638,637	$4.55	832,011	$1.52	156,921	$0.99
Options cancelled	(112,667)	$26.32	(777,565)	$7.76	(154,059)	$9.44
Options exercised(1)	(158,198)	$0.98	(1,484)	$0.94	(2,198)	$0.94

Outstanding at end of year	2,929,081	$3.12	2,561,309	$3.78	2,508,347	$5.77

Options exercisable at year end	2,048,651	$3.05	1,211,057	$6.60	1,226,078	$10.44

Options not vested at year end(2)	880,430	$3.26

(1)	Intrinsic value of $1,398, $1 and $1 in 2006, 2005 and 2004, respectively. Cash received of $453, $1 and $2 in 2006, 2005 and 2004, respectively.

(2)	413,512 options are expected to vest in 2007.

A summary of the status of the Company’s nonvested options and changes during the year is presented below:

	Year Ended December 31, 2006
		Weighted
		Average Grant Date
	Shares	Fair Value

Nonvested options at beginning of year	1,250,252	$1.26
Options granted	638,637	$8.15
Options vested	(1,091,528)	$4.83
Options forfeited	(16,931)	$2.53

Nonvested options at end of year	880,430	$5.21

The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

The following tables summarize information about stock options outstanding at December 31, 2006 and 2005:

	December 31, 2006
			Weighted Average
	Number	Number	Remaining Contractual
	of Shares	of Shares	Life of Shares Exercisable
Exercise Price	Outstanding	Exercisable	(in years)

$0.94	1,260,218	1,120,154	6.48
$1.52	817,394	578,259	8.12
$1.96	371,795	104,763	6.24
$4.90	3,963	3,963	0.92
$7.06	189,311	5,612	6.71
$10.29	61,926	61,926	0.25
$11.00	70,908	20,408	6.96
$19.60	142,856	142,856	3.26
$37.29	10,710	10,710	2.52

	2,929,081	2,048,651

	December 31, 2005
			Weighted Average
	Number	Number	Remaining Contractual
	of Shares	of Shares	Life of Shares Exercisable
Exercise Price	Outstanding	Exercisable	(in years)

$0.94	1,349,152	758,094	7.48
$1.52	832,448	73,254	9.12
$4.90	74,798	74,798	1.96
$10.29	75,393	75,393	1.22
$19.60	142,856	142,856	4.26
$37.29	86,662	86,662	0.75

	2,561,309	1,211,057

The aggregate intrinsic value of stock options outstanding at December 31, 2006 was approximately $29,820. The aggregate intrinsic value of stock options exercisable at December 31, 2006 was approximately $21,351.

All options granted are equity awards and the Company has not granted any liability awards. The Company expects to recognize future compensation costs aggregating $3,272 for options granted but not vested as of December 31, 2006. Such amount will be recognized over the weighted average requisite service period, which is expected to be approximately 2 years.

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company has reserved shares of common stock for issuance upon redemption of preferred stock and the exercise of warrants and options as follows:

	December 31,	December 31,
	2006	2005

Shares reserved for:
The Directors Plan	61,224	61,224
1996 Option Plan	219,455	379,791
2003 Option Plan	3,258,708	2,241,211
2006 Option Plan	2,653,061	—
Common stock warrants	35,714	117,346
Conversion of Series B preferred stock including accrued dividends	—	8,915,266
Series B warrants	45,918	45,918
Conversion of Series C preferred stock including accrued dividends	—	1,752,319

	6,274,080	13,513,075

Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The fair value of stock option awards subsequent to January 1, 2006 is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Expected volatility was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. The Company will continue to use peer group volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The average expected life was determined according to the “SEC shortcut approach” as described in SAB 107, Disclosure about Fair Value of Financial Instruments, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of actual stock option forfeitures. Prior to 2006, the Company used the minimum value method for disclosing the pro forma effects of stock options as permitted for private companies under SFAS 123. The assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended December 31,
	2006	2005	2004

Expected Term	7 years	10 years	10 years
Volatility	80.00%	0.01%	0.01%
Risk free rate	4.36%-5.12%	3.63%-4.53%	3.83%-4.73%
Dividend Yield	—	—	—
Discount	—	—	—

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

During 2005 and 2006, the Company granted stock options with exercise prices as follows:

			Fair Market
			Value per Share
	Number of		on Accounting
	Options	Exercise	Measurement	Intrinsic
Measurement Date	Granted	Price	Date	Value

Jan — Mar 2005	420,104	$1.52	$1.52	$0.00
Apr — Jun 2005	394,264	$1.52	$1.52	$0.00
Jul — Sep 2005	12,755	$1.52	$1.52	$0.00
Oct — Dec 2005	5,000	$1.52	$1.52	$0.00
Jan — Mar 2006	—	—	—	—
Apr — Jun 2006	376,520	$1.96	$7.06	$5.09
Jul — Sep 2006	179,126	$7.06	$9.02	$1.96
Oct 2006	10,204	$7.06	$9.02	$1.96
Nov — Dec 2006	70,908	$11.00	$11.00	$0.00

The board of directors determined at each grant date in 2005 that the per share fair market value of the common stock underlying stock options granted in 2005 was $1.52 per share. These estimates were determined primarily based upon internal valuation estimates as well an arm’s-length transaction involving the Company’s preferred stock in October 2004. During 2005, the Company experienced significant changes in the senior management team and experienced delays in rolling out the Company’s products and services and uncertainties surrounding new development projects, all of which resulted in a high degree of uncertainty as to whether the Company could achieve its business goals. In addition, the Company was also involved in patent litigation, the outcome of which was uncertain. While mediation efforts surrounding this litigation failed in May 2005, the new senior management was able to settle this matter in December 2005. As a result of these uncertainties, the board of directors determined that the fair market value of the common stock underlying stock options granted in 2005 should remain at $1.52 per share throughout the period. The Company has subsequently determined that no reassessment of this estimate is appropriate.

In January 2006, the Company determined that because of the settlement of the patent litigation in December 2005 and the achievement of several important business milestones in late 2005, such as a new product launch and two consecutive quarters of profitable operating results, the valuation of the common stock was more complex and required the assistance of an independent valuation specialist. As a result, the Company engaged an unrelated valuation specialist in February 2006 to prepare a valuation of our common stock as of December 31, 2005. The valuation specialist considered several methodologies in its analysis, including an analysis of guideline public companies, an analysis of comparable company transactions, and a discounted cash flow analysis. The results of the public company and comparable company transaction components of the analysis vary not only with factors such as revenue, EBITDA, and income levels, but also with the performance of the public market valuation of the companies at the time and the selected transactions used in the analysis. The final valuation conclusion was based on the discounted cash flow analysis in light of the results of the market-based analysis. The discounted cash flow analysis, an income-based approach, involves applying appropriate discount rates to estimated future free cash flows, which were based on management’s forecasts of revenue and costs at the time. As with any valuation based on the discounted cash flow method, the underlying assumptions involve a significant degree of complexity and judgment. Once the enterprise value of the Company was determined, the result was reconciled to equity value after the consideration of any interest-bearing debt and excess working capital. The equity value was allocated between preferred and common classes of stock in accordance with the current value method. In determining the per share value of the common shares, management, without taking into account discounts for lack of marketability or lack of control, divided the equity value by the number of common stock equivalents. The discounted cash flow method resulted in an estimated fair market value of the Company’s common stock as of December 31, 2005 of $1.96 per share. The valuation report was used as an aid to the board of directors in determining the fair market value of the

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

common stock underlying the options granted in January through May 2006. Based on the results of this valuation, which was completed in April 2006, the board of directors determined at that time that the fair market value per share of the Company’s common stock was $1.96 per share during this period. All stock options granted during this period have an exercise price equal to the board of director’s fair market value determination of $1.96 per share.

In August 2006, the same independent valuation specialist was engaged to perform a valuation of the Company’s common stock as of June 30, 2006. The valuation report was used as an aid by the board of directors in determining the fair market value of the common stock underlying the stock options granted through June 2006. The valuation specialist used substantially the same analysis and methodologies as it did for the previous valuation and determined that the fair market value of the common stock was $7.06 per share as of September 30, 2006.

As a result of reviews of the Company’s stock option grants, management determined that reassessments of the fair market value estimates for grants made during the nine months ended September 30, 2006 were appropriate.

As an initial matter, management concluded that because the Company’s business had demonstrated continued growth and improvement during the six months ended June 30, 2006 and the fair market value of the Company’s common stock was in a period of sequential increases, a valuation report that estimated the fair market value of the common stock nearest to the end of the period, rather than the beginning of the period, would provide a more reliable and conservative estimate of the fair market value of the Company’s common stock underlying stock option grants whose measurement dates for accounting purposes occurred in the second quarter of 2006, which were all options granted from January 1 through June 30, 2006. As a result of this reassessment, management has retrospectively estimated that the fair market value of the Company’s common stock for purposes of determining the appropriate compensation expense for options granted with a measurement date in the second quarter of 2006 was $7.06 per share.

During the third quarter of 2006 and through the fourth quarter of 2006, the Company continued to demonstrate growth and improvement moving towards the initial public offering. To reflect this progress and to achieve consistency with the valuation methodologies used by the underwriters of our initial public offering to establish the price range for the offering, management refined some of the assumptions relied upon in the valuation report to closer align the fair market value with the midpoint of the price range for the initial public offering. As a result of these adjustments, management estimated that the fair market value of the Company’s common stock for purposes of determining the appropriate compensation expense for options granted in the third quarter of 2006 and through the date of the initial public offering was $9.02 per share.

As a result of the reassessment of the fair market value of the Company’s common stock underlying stock option grants to employees, the Company has recorded additional stock-based compensation for each stock option granted during the period from July 1, 2006 through December 14, 2006, based upon the retrospectively determined fair market value of the stock options at the relevant measurement dates of the stock option grants. The unearned stock-based compensation is expensed ratably over the vesting periods of these stock options.

Stock options granted after the Company’s initial public offering were granted with an exercise price equal to the price of the Company’s common stock at the closing market price on the day of the grant.

The following table presents the stock-based compensation expense for the years ended December 31, 2006 and 2005. There was no such expense in the prior years.

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

Cost of revenue, maintenance and professional services	118	—
Sales and marketing	242	—
Research and development	266	—
General and administrative	$1,589	$119

	$2,215	$119

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

[5] Stock purchase plan/executive bonus plans:

In 2003, the Company adopted the Senior Management Preferred Stock Purchase Plan (the “Stock Purchase Plan”) which expired in 2004 without the grant of any shares.

In 2005, the Company adopted the 2005 Executive Bonus Plan under which 175,000 shares of Series C Preferred were reserved for issuance. In 2005, the Company issued 54,696 shares of Series C Preferred to certain of its executives and recorded a compensation charge of $54 based on the fair value of the Series C Preferred at $0.98 per share.

In February 2006, the Company issued 67,998 shares of Series C Preferred to certain of its executives and recorded a compensation charge of $102 based on the fair value of the Series C Preferred at $1.50 per share.

Note K — Profit Sharing Plan

Effective March 1, 1996, the Company adopted a defined contribution plan (the “Plan”), which, as amended, qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who meet eligibility requirements. Employer contributions are discretionary. The Company did not make any contribution to the Plan for the years ended 2006, 2005 and 2004, respectively.

Note L — Segment Information

The Company operates in one reportable segment.

The Company operates in three geographic regions: North America, Europe, Middle East & Africa and Asia-Pacific. All transfers between geographic regions have been eliminated from consolidated revenues. Revenue and long-lived assets by geographic region are as follows:

	Year Ended December 31,
	2006	2005	2004

Revenue:
North America	$43,089	$31,291	$21,648
Europe, Middle East & Africa	15,815	7,168	6,458
Asia-Pacific	1,936	2,251	1,732

	$60,840	$40,710	$29,838

	December 31,
	2006	2005

Long-lived assets:
North America	$2,733	$1,864
Europe, Middle East & Africa	267	—
Asia-Pacific	—	—

	$3,000	$1,864

Note M — Related Party Transactions

Prior to the acquisition of Double-Take EMEA, the Company had sales of $2,899 to Double-Take EMEA during the period of January 1, 2006 through May 23, 2006.

After the acquisition of Double-Take EMEA, the Company has had transactions with Sunbelt Software Distribution, Inc., or Sunbelt Distribution. An officer of Double-Take Software Inc. is the director and chief

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

executive officer of Sunbelt Distribution. The balances and transactions with Sunbelt Distribution are described below:

December 31,
2006

Trade Receivable	$931
Trade Payable	$20

May 24, 2006
to
December 31,
2006

Sales to Sunbelt Distribution	$4,537
Purchases from Sunbelt Distribution	$265

Double-Take Software, Inc.

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged		Balance at
	Beginning	to Costs and	Deductions (See	End of
	of Period	Expenses	Notes Below)	Period
	(In thousands, except for share and per share amounts)

Year ended December 31, 2004:
Allowance for doubtful accounts	$84	$116	—	$200
Valuation allowance on deferred tax assets	$24,206	$3,038	—	$27,244
Year ended December 31, 2005:
Allowance for doubtful accounts	$200	$100	$26	$274
Valuation allowance on deferred tax assets	$27,244	$1,234	—	$28,478
Year ended December 31, 2006:
Allowance for doubtful accounts	$274	$296	—	$570
Valuation allowance on deferred tax assets	$28,478	$(3,443)	—	$25,035

(1)	Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amount previously written-off.

(2)	Adjustments associated with the Company’s assessment of its deferred tax assets (principally related to federal and state net operating loss carryforwards.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2006. There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of the registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Pursuant to General Instruction G(3) of Form 10-K, information regarding our executive officers is set forth in Part I of this annual report under the caption Item 1. “Executive Officers of Double-Take Software”.

Code of Ethics

As part of our system of corporate governance, our board of directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, and also contains provisions only applicable to our Chief Executive Officer and senior financial officers. Our Code of Business Conduct and Ethics is available on the Investor Relations — Corporate Governance page of our web site at http://www.doubletake.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to our Chief Executive Officer or senior financial officers, by posting such information on our web site at the address above.

Additional Information

Additional information regarding directors, executive officers and corporate governance is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report with respect to our Annual Meeting of Stockholders to be held on May 8, 2007.

Item 11.	Executive Compensation.

Information responsive to this item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report with respect to our Annual Meeting of Stockholders to be held on May 8, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about securities available for issuance under our equity compensation plans as of December 31, 2006:

Equity Compensation Plan Information

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities
	and Rights	and Rights	Reflected in Column
Plan Category	(a)	(b)	(a)(c)

Equity compensation plans approved by security holders(1)	3,010,713	$3.10	2,416,205
Equity compensation plans not approved by security holders	0	$0.00	0
Total	3,010,713	$3.10	2,416,205

(1)	Consists of shares of common stock to be issued upon exercise of outstanding options granted under our Non-Executive Director Stock Option Plan, 2003 Employees Stock Option Plan and 2006 Omnibus Incentive Plan. Of these plans, the only plan under which options may be granted in the future is the 2006 Omnibus Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

Additional information regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report with respect to our Annual Meeting of Stockholders to be held on May 8, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report with respect to our Annual Meeting of Stockholders to be held on May 8, 2007.

Item 14.	Principal Accounting Fees and Services.

Information responsive to this item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report with respect to our Annual Meeting of Stockholders to be held on May 8, 2007.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1)	The information required by this item is included in Item 8 of Part II of this annual report.

(2)	The information required by this item is included in Item 8 of Part II of this annual report.

(3)	Exhibits: See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report.

(b)	Exhibits: See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Southborough, Commonwealth of Massachusetts, on March 29, 2007.

DOUBLE-TAKE SOFTWARE, INC.

By:	/s/ Dean S. Goodermote
Dean Goodermote
President, Chief Executive Officer and
Chairman of the Board of Directors
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 29, 2007 by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dean S. Goodermote Dean Goodermote	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	March 29, 2007

/s/ S. Craig Huke S. Craig Huke	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2007

/s/ Paul Birch Paul Birch	Director	March 29, 2007

/s/ Ashoke (Bobby) Goswami Ashoke (Bobby) Goswami	Director	March 29, 2007

/s/ John B. Landry John B. Landry	Director	March 29, 2007

/s/ Laura L. Witt Laura L. Witt	Director	March 29, 2007

/s/ John W. Young John W. Young	Director	March 29, 2007

INDEX TO EXHIBITS

Exhibit No.		Exhibit Description

2.01		Share Purchase Agreement dated as of May 23, 2006, by and among Double-Take Software, Inc. (the “Company”), Sunbelt International S.A.R.L. and Mr. Joe Murciano.
3.01		Second Amended and Restated Certificate of Incorporation of the Company.
3.02		Second Amended and Restated Bylaws of the Company.
4.01		Form of certificate representing the Common Stock, par value $.001 per share, of the Company.
10	.01*	1996 Employees Stock Option Plan.
10	.02*	Form of Incentive Stock Award pursuant to the 1996 Employees Stock Option Plan.
10	.03*	Non-Executive Director Stock Option Plan.
10	.04*	Form of Non-Qualified Incentive Stock Option Award pursuant to the Non-Executive Director Stock Option Plan.
10	.05*	2003 Employees Stock Option Plan.
10	.06*	Form of Incentive Stock Award pursuant to the 2003 Employees Stock Option Plan.
10	.07*	Double-Take Software 2006 Omnibus Incentive Plan.
10	.08A*	Form of Incentive Stock Option Agreement pursuant to the Double-Take Software 2006 Omnibus Incentive Plan.
10	.08B*	Form of Nonqualified Stock Option Agreement pursuant to the Double-Take Software 2006 Omnibus Incentive Plan.
10	.08C*	Form of Director Nonqualified Stock Option Agreement pursuant to the Double-Take Software 2006 Omnibus Incentive Plan.
10	.09*	Form of Double-Take Software, Inc. Indemnification Agreement.
10	.10*	NSI Executive Compensation Plan 2006.
10.11		Amended and Restated Registration Rights Agreement dated as of October 6, 2004, among the Company and the Holders Named Therein (the “Registration Rights Agreement”).
10.12		Amendment and Joinder to the Registration Rights Agreement dated as of July 31, 2006.
10.13		Lease Agreement, dated June 12, 2000, between E-L Allison Pointe II, LLP and the Company.
10.14		First Amendment to the Lease Agreement, dated June 15, 2000, by and between E-L Allison Pointe II, LLP and the Company.
10.15		Loan and Security Agreement dated as of October 16, 2003, among the Company and Silicon Valley Bank.
10.16		Loan Modification Agreement, dated as of April 26, 2004, by and between Silicon Valley Bank and the Company.
10.17		Third Loan Modification Agreement, by and between Silicon Valley Bank and the Company.
10.18		Fifth Loan Modification Agreement, by and between Silicon Valley Bank and the Company.
10.19		Seventh Loan Modification Agreement, by and between Silicon Valley Bank and the Company.
10.20		Eighth Loan Modification Agreement, between Silicon Valley Bank and the Company.
10.21		Ninth Loan Modification Agreement, between Silicon Valley Bank and the Company.
10	.22*	Employment Letter, dated August 7, 2006, between Double-Take Software, Inc. and Dean Goodermote.
10	.23*	Employment Letter, dated October 31, 2006, between Double-Take Software, Inc. and S. Craig Huke.
10	.24*	Employment Letter, dated October 31, 2006, between Double-Take Software, Inc. and Daniel M. Jones.
10	.25+	Products License and Distribution Agreement, dated as of November 16, 2001, by and between the Company and Dell Products L.P. by and on behalf of itself and Dell Computer Corporation.
10.26		Amendment 3 to Products License and Distribution Agreement, dated as of December 2, 2003, between the Company and Dell Computer Corporation.
10	.27+	Amendment 4 to Products License and Distribution Agreement, effective as of July 25, 2003, between the Company and Dell Computer Corporation.

Exhibit No.		Exhibit Description

10	.28+	Amendment 5 to Products License and Distribution Agreement, dated as of December 2, 2003, between the Company and Dell Computer Corporation.
10.29		Amendment 6 to Products License and Distribution Agreement, effective as of February 26, 2004, between the Company and Dell Computer Corporation.
10.30		Amendment 7 to Products License and Distribution Agreement, effective as of February 18, 2005, between the Company and Dell Computer Corporation.
10	.31+	Amendment to Products License and Distribution Agreement, effective as of January 31, 2006, between the Company and Dell Computer Corporation.
10.32		Restated Xcelerate! Distributor Agreement, dated as of August 28, 2006, between Double-Take Software, Inc. and Sunbelt International.
10.33		Xcelerate! Partner Agreement, dated August 2, 2001, between the Company and Sunbelt Software Distribution Inc.
10.34		Addendum 1 to Xcelerate Partner Agreement, dated August 2, 2001, between the Company and Sunbelt Software Distribution Inc.
10.35		Addendum 3 to Xcelerate Partner Agreement, dated November 27, 2001, between the Company and Sunbelt Software Distribution Inc.
10.36		Addendum 4 to Xcelerate Partner Agreement, dated May 31, 2002, between the Company and Sunbelt Software Distribution Inc.
10.37		Addendum 4 to Xcelerate Partner Agreement, dated August 27, 2002, between the Company and Sunbelt Software Distribution Inc.
10.38		Amendment 5 to Xcelerate Partner Agreement, dated February 13, 2004, between the Company and Sunbelt Software Distribution Inc.
10.39		Amendment 6 to Xcelerate Partner Agreement, dated February 14, 2004, between the Company and Sunbelt Software Distribution Inc.
10.40		Amendment 7 to Xcelerate Partner Agreement, dated March 22, 2005, between the Company and Sunbelt Software Distribution Inc.
10.41		Amendment 8 to Xcelerate Partner Agreement, dated April 1, 2005, between the Company and Sunbelt Software Distribution Inc.
10.42		Amendment 9 to Xcelerate Partner Agreement, dated February 15, 2006, between the Company and Sunbelt Software Distribution Inc.
10	.46*	Amended and Restated Employment/Severance Agreement, dated October 31, 2006, between Double-Take Software, Inc. and Robert L. Beeler.
10	.47*	Amended and Restated Employment/Severance Agreement, dated October 31, 2006, between Double-Take Software, Inc. and David J. Demlow.
10	.48*	Form of Non-Disclosure Confidentiality Agreement.
21.01		Subsidiaries of the Company (filed herewith).
23.01		Consent of Eisner LLP (filed herewith).
31.01		Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.02		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.01		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Unless otherwise noted, all exhibits are incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-136499).

*	Represents a management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted for certain portions of these agreements, and the confidential portions were filed separately with the SEC.