Form 10-Q
period 2007-03-31
Double-Take Software, Inc.
filed 2007-05-15
CIK 1370314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 001-33184
Double-Take Software, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0230046
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

257 Turnpike Road, Suite 210, Southborough, MA	01772
(Address of Principal Executive Offices)	(Zip Code)
(877) 335-5674
(Registrant’s telephone number, including area code)
None.
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 8, 2007
common stock, $0.001 par value	21,027,345

DOUBLE-TAKE SOFTWARE, INC.
For The Quarterly Period Ended March 31, 2007
 i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
DOUBLE-TAKE SOFTWARE, INC.
Condensed Consolidated Balance Sheets
As of March 31, 2007 and December 31, 2006
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,651	$55,170
Accounts receivable, net of allowance for doubtful accounts of $556 and $570 at March 31, 2007 and December 31, 2006, respectively	11,971	12,676
Inventory	—	14
Prepaid expenses and other current assets	1,622	2,210

Total current assets	70,244	70,070

Property and equipment — at cost, net of accumulated depreciation of $3,184 and $2,838 at March 31, 2007 and December 31, 2006, respectively	2,845	3,000
Goodwill	102	—
Customer relationships, net of accumulated amortization of $387 and $274 at March 31, 2007 and December 31, 2006, respectively	1,880	1,993
Marketing relationships, net of accumulated amortization of $213 and $150 at March 31, 2007 and December 31, 2006, respectively	1,779	1,842
Other assets	118	121

Total assets	$76,968	$77,026

Liabilities
Current liabilities:
Accounts payable	1,143	2,217
Accrued expenses	5,055	6,845
Accrued purchase price payable	—	1,425
Other liabilities	180	135
Deferred revenue	17,273	16,774

Total current liabilities	23,651	27,396

Long-term deferred revenue	4,264	3,977
Long-term deferred rent	372	406
Long-term capital lease obligations	12	17

Total long-term liabilities	4,648	4,400

Total liabilities	28,299	31,796

Stockholders’ Equity
Preferred Stock, $.01 par value per share; 20,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value per share; 130,000,000 shares authorized; 20,988,938 and 20,726,589 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	21	21
Additional paid-in capital	139,031	138,398
Accumulated deficit	(90,379)	(93,317)
Cumulative foreign currency translation adjustment	(4)	128

Total stockholders’ equity	48,669	45,230

Total liabilities and stockholders’ equity	$76,968	$77,026

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenue:
Software licenses	$10,390	$6,372
Maintenance and professional services	7,535	4,307

Total revenue	17,925	10,679

Cost of revenue:
Software licenses	27	4
Maintenance and professional services	1,857	1,261

Total cost of revenue	1,884	1,265

Gross profit	16,041	9,414

Operating expenses:
Sales and marketing	6,903	4,330
Research and development	2,875	2,464
General and administrative	3,217	2,027
Depreciation and amortization	549	251

Total operating expenses	13,544	9,072

Operating income	2,497	342
Interest income	643	51
Interest expense	(19)	(17)
Foreign exchange gains (losses)	(1)	—

Income before income taxes	3,120	376
Income tax expense	182	3

Net income	2,938	373

Accretion on redeemable shares:
Series B	—	(1,328)
Series C	—	(6)
Dividends on Series B	—	(528)
Dividends on Series C	—	(170)

Net income (loss) attributable to common stockholders	$2,938	$(1,659)

Net income (loss) attributable to common stockholders per share:
Basic	$0.14	$(0.44)

Diluted	$0.13	$(0.44)

Weighted-average number of shares used in per share amounts:
Basic	20,888	3,791

Diluted	22,946	3,791

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$2,938	$373
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	373	251
Amortization of intangible assets	176	—
Provision for (recovery of) doubtful accounts	(13)	50
Issuance of options for services	272	418
Issuance of redeemable convertible Series C preferred to management as compensation	—	107

Changes in:
Accounts receivable	782	750
Prepaid expenses and other assets	635	85
Inventory	18	—
Other assets	4	(58)
Accounts payable and accrued expenses	(2,926)	(4,618)
Other liabilities	53	—
Deferred revenue	691	497

Net cash provided by (used in) operating activities	3,003	(2,145)

Cash flows from investing activities:
Purchase of property and equipment	(212)	(448)
Earn-out payments on acquisition of Double-Take EMEA	(1,527)	—

Net cash used in investing activities	(1,739)	(448)

Cash flows from financing activities:
Costs of public offering	(113)	—
Proceeds from exercise of stock options	473	2
Payment on capital lease obligation	(5)	—

Net cash provided by financing activities	355	2

Effect of exchange rate changes on cash	(138)	—

Net increase (decrease) in cash and cash equivalents	1,619	(2,591)
Cash and cash equivalents — beginning of period	55,170	8,341

Cash and cash equivalents — end of period	$56,651	$5,750

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$6
Income taxes	$29	$16
See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Notes to Condensed Consolidated Financial Statements
(in thousands, except for share and per share amounts)
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
     Double-Take Software, Inc. (the “Company”), a Delaware corporation, is engaged in developing, marketing and supporting data protection software solutions for high availability, disaster recovery and centralized backup. The Company operates in one reportable segment and its revenues are mainly derived from sales of software and related services. Software is licensed by the Company primarily to distributors, value added resellers (“VARS”) and original equipment manufacturers (“OEMS”), located primarily in the United States and in Europe.
     The Company completed an initial public offering of its common stock in December 2006.
     In connection with the Company’s initial public offering:
•	There were 7.5 million shares of common stock sold at $11.00 per share to the public, comprising 5 million shares of common stock sold by the Company and 2.5 million shares of common stock sold by existing stockholders. The Company received gross proceeds of $55,000, or $47,549 after deducting underwriting discounts and commissions of $3,850 and offering costs of $3,601. Upon closing of the IPO, all shares of redeemable preferred stock automatically converted into 11,553,130 shares of common stock.

•	On January 4, 2007, the underwriters of the Company’s initial public offering exercised their over-allotment option to purchase an additional 1,125,000 shares of common stock of the Company from certain existing stockholders. The Company did not receive any proceeds from the sale of the shares of the selling stockholders.
Significant Accounting Policies
Principles of Consolidation
     The consolidated financial statements include all subsidiaries. All inter-company transactions and balances have been eliminated. Double-Take Software S.A.S., or Double-Take EMEA, was acquired by the Company on May 23, 2006; therefore the consolidated financial statements only include Double-Take EMEA’s financial results and activities from the date of acquisition.
Basis of Presentation
     The accompanying consolidated balance sheet as of March 31, 2007, the consolidated statements of operations for the three months ended March 31, 2007 and March 31, 2006, and the consolidated statements of cash flows for the three months ended March 31, 2007 and March 31, 2006 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
     The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our statement of financial position as of March 31, 2007, and our results of operations and cash flows for the three months ended March 31, 2007 and March 31, 2006. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2007. Other than the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, there have been no significant changes in our accounting policies during the three months ended March 31, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Use of Estimates
     GAAP requires us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock options issued and the allowance for doubtful accounts. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments were made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.
Goodwill
     The Company accounts for goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 requires that goodwill with indefinite lives are not amortized but reviewed for impairment if impairment indicators arise and, at a minimum, annually. The Company reviews goodwill on an annual basis for impairment.
Revenue Recognition
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
     The Company’s software licenses typically provide for a perpetual right to use the Company’s software and are sold on a per-copy basis. The Company recognizes software revenue through direct sales channels and resellers upon receipt of a purchase order or other persuasive evidence and when all other basic revenue recognition criteria are met as described below. Revenue from software licenses sold through an original equipment manufacturer partner is recognized upon the receipt of a royalty report evidencing sales.
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
     The fair values of options granted were estimated at the date of grant using the following assumptions:

	Three Months Ended March 31,
	2007		2006
Expected Term	7	years	7	years
Volatility		80.64%		82.06%
Risk free rate		4.82%		4.36%-4.70%
Dividend Yield		—		—
Discount		—		—

Income Taxes
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
2. NET INCOME (LOSS) PER COMMON SHARE
     Basic and diluted net income (loss) per share information for all periods is presented under the requirements of SFAS No. 128, “Earnings Per Share.” Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding, adjusted for the dilutive effect, if any, of potential common shares.
     The following table sets forth the computation of income (loss) per share:

	Three months Ended March 31,
	2007	2006
Net Income (loss) attributable to common stockholders	$2,938	$(1,659)

Weighted average common shares outstanding net of weighted-average shares subject to repurchase – basic	20,888	3,791
Dilutive effect of stock options	2,015	—
Dilutive effect of common stock warrants	43	—

Weighted average common shares outstanding net of weighted-average shares subject to repurchase – diluted	22,946	3,791

Basic net income (loss) per share	$0.14	$(0.44)
Diluted net income (loss) per share	$0.13	$(0.44)
     The following potential common shares (in thousands) were excluded from the computation of diluted net income (loss) attributable to common stockholders per share because they had an anti-dilutive impact:

	Three Months Ended March 31,
	2007	2006
Stock options	247	2,529
Warrants	—	163
Redeemable convertible preferred stock	—	10,896
3. PROPERTY AND EQUIPMENT
     Property and equipment consists of the following:

	March 31,	December 31,
	2007	2006
Equipment	$96	$95
Furniture and fixtures	455	460
Motor Vehicles	103	104
Computer hardware	4,767	4,561
Leasehold improvements	608	618

	6,029	5,838

Less accumulated depreciation and amortization	3,184	2,838

	$2,845	$3,000

4. INTANGIBLE ASSETS
     In connection with the acquisition of Double-Take EMEA, a portion of the contingent purchase price equal to the excess of the fair value of the assets acquired and liabilities assumed over the non-contingent portion of the purchase price was accrued in accordance with SFAS No. 141. Earn-out payments in excess of the initial amount recorded as a liability are recorded as additional purchase price and goodwill. For the three months ended March 31, 2007, the Company paid aggregate earn-out payments of $1,527 to the former owners of Double-Take EMEA, $102 of which was recorded as goodwill.
     Intangible assets consist of the following:

	March 31,	December 31,
	2007	2006
Customer relationships	$2,267	$2,267
Less accumulated amortization	(387)	(274)

	$1,880	$1,993

Marketing relationships	$1,992	$1,992
Less accumulated amortization	(213)	(150)

	$1,779	$1,842

5. CONTINGENCIES
     In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, at March 31, 2007, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.
6. STOCKHOLDERS’ EQUITY
Common stock
     Options to purchase 231,683 and 2,579 shares of common stock were exercised for the three months ended March 31, 2007 and March 31, 2006, respectively, and the Company received aggregated proceeds of $475 and $2, respectively.
Warrants
     For the three months ended March 31, 2007, the Company issued 30,666 shares of common stock upon the exercise of warrants to purchase shares of common stock. The warrants were exercisable for up to 35,714 shares of common stock, however, pursuant to the terms of the warrant agreements, the holders of the warrants performed cashless exercises in which the Company issued fewer shares in lieu of receiving proceeds of $66.
     As of March 31, 2007, 45,918 warrants were outstanding to purchase common stock exercisable at $2.94 per share. These warrants have a cashless exercise provision and expire in 2013.

Stock option plans
     In the three months ended March 31, 2007, the Company issued options to purchase 25,100 shares of common stock, with a weighted average exercise price of $14.90 per share, which is based on exercise prices equal to the fair market value per share on the dates of grant.
     A summary of the Company’s stock option activity for the three months ended March 31, 2007 is presented below:

		Weighted
	Shares	Average
Outstanding at December 31, 2006	2,929,081	$3.12
Options granted	25,100	$14.90
Options cancelled	(29,685)	$11.42
Options exercised (1)	(231,683)	$2.05

Outstanding at March 31, 2007	2,692,813	$3.23

Options exercisable at March 31, 2007	1,909,547	$2.94
Options not vested at March 31, 2007(2)	783,266	$3.92

(1)	Intrinsic value of $1,804 and cash received of $475.

(2)	330,413 additional options are expected to vest in the remainder of 2007.
     The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
     The aggregate intrinsic value of stock options outstanding at March 31, 2007 was approximately $28,778. The aggregate intrinsic value of stock options exercisable at March 31, 2007 was approximately $21,234.
     All options granted are equity awards and the Company has not granted any liability awards. The Company expects to recognize future compensation costs aggregating $3,254 for options granted but not vested as of March 31, 2007. Such amount will be recognized over the weighted average requisite service period, which is expected to be approximately 2 years.
     The following table presents the stock-based compensation expense for the three months ended March 31, 2007 and 2006:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2007	2006
Cost of revenue, maintenance and professional services	$21	$8
Sales and marketing	51	18
Research and development	29	19
General and administrative	171	2

	$272	$47

Executive bonus plans
     In February 2006, the Company issued 67,998 shares of Series C Preferred to certain of its executives and recorded a compensation charge of $102 based on the fair value of the Series C Preferred at $1.50 per share.
7. INCOME TAXES
     For the three months ended March 31, 2007 the Company generated operating profits. After applying available net federal and state operating loss and tax credit carryforwards, the tax provision accrued at March 31, 2007 relates primarily to foreign and state provisions for income tax.
     As of December 31, 2006, the Company recorded a full valuation allowance against net deferred tax assets, which are primarily comprised of net operating loss carryforwards as a result of operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2011 and 2025. Utilization of these net operating losses and credit carryforwards are subject to annual limitations due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable due to “ ownership changes “ that have occurred.
     As of March 31, 2007, the tax provision includes a deferred tax benefit for the projected reduction in the valuation allowance as a result of forecasted taxable income and corresponding utilization of net operation losses and tax credit carryforwards. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. The remaining valuation allowance will be maintained until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
     The Company adopted the provisions of FIN 48 on January 1, 2007. The application of this Interpretation requires a two-step process that separates recognition from measurement. Upon implementing FIN 48 and performing the analysis, there has not been any increase or decrease to reserves for uncertain tax positions.
     The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax assessments by tax authorities for the years before 2002.
     The Company has elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes. Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of SFAS No. 154, Accounting Changes and Error Corrections.
8. PROFIT SHARING PLAN
     Effective March 1, 1996, the Company adopted a defined contribution plan (the “Plan”), which, as amended, qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who meet eligibility requirements. Employer contributions are discretionary. The Company recorded an expense of $100 and $0 for the three months ended March 31, 2007 and March 31, 2006, respectively.
9. SEGMENT INFORMATION
     The Company operates in one reportable segment.
     The Company operates in three geographic regions: North America, Europe, Middle East & Africa and Asia-Pacific. All transfers between geographic regions have been eliminated from consolidated revenues. Revenue, long-lived assets and intangible assets by geographic region are as follows:

	Three Months Ended
	March 31,
	2007	2006
Revenue:
North America	$11,337	$9,451
Europe, Middle East & Africa	5,987	653
Asia-Pacific	601	575

	$17,925	$10,679

	March 31,	December 31,
	2007	2006
Long-lived assets:
North America	$2,596	$2,733
Europe, Middle East & Africa	249	267
Asia-Pacific	—	—

	$2,845	$3,000

	March 31,	December 31,
	2007	2006
Intangible assets:
North America	$—	$—
Europe, Middle East & Africa	3,659	3,835
Asia-Pacific	—	—

	$3,659	$3,835

10. RELATED PARTY TRANSACTIONS
     The Company has had transactions with Sunbelt Software Distribution, Inc., or Sunbelt Distribution. An officer of the Company who joined the Company as a result of the acquisition of Double-Take EMEA is Chairman of Sunbelt Distribution. The balances and transactions with Sunbelt Distribution are described below:

March 31, 2007
2007
Trade Receivable	$1,728
Trade Payable	$—

Three Months Ended
March 31, 2007
2007
Sales to Sunbelt Distribution	$2,264
Purchases from Sunbelt Distribution	$44
11. RECENT ACCOUNTING PRONOUNCEMENTS
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
     In June 2006, the EITF reached consensus on EITF Issue No. 06-3, “Disclosure Requirements for Taxes Assessed by a Government Authority on Revenue-Producing Transactions” (“EITF No. 06-3”). EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-E also requires disclosure of the amounts of taxes included in the financial statements. The Company records sales tax collected from its customers on a net basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY ADVICE REGARDING FORWARD-LOOKING STATEMENT
     Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).
     We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Form 10-Q include statements about:
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
     The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in this section of our Form 10-Q and in the “Risk Factors” section in this Form 10-Q and in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on March 29, 2007. You should read these factors and the other cautionary statements made in this Form 10-Q in combination with the more detailed description of our business in our annual report on Form 10-K as being applicable to all related forward-looking statements wherever they appear in this quarterly report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview
     Double-Take Software develops, sells and supports affordable software that reduces downtime and protects data for business-critical systems. We believe that we are the leading supplier of replication software for Microsoft server environments. By simply loading our software onto servers running current Windows operating systems, organizations of any size can maintain an off-site standby server with replicated data, providing rapid recovery in the event of a disaster. We estimate that we have sold licenses for approximately 105,000 copies of Double-Take to more than 12,000 customers.
     In recent years, we have experienced substantial growth, increasing our total revenue from $14.3 million for the year ended December 31, 2002 to $60.8 million for the year ended December 31, 2006, and we have gone from having net losses of $14.3 million to a net income of $6.8 million during that same period. Revenue for the three months ended March 31, 2007 totaled $17.9 million and we recorded net income of $2.9 million. We believe that our focus on providing affordable replication software to companies of all sizes through an efficient direct sales team and a robust distribution network has been instrumental to our continued revenue growth. Revenue generated by sales of our software represented 58% and 60% of our total revenue in the three months ended March 31, 2007 and March 31, 2006, respectively. Sales of maintenance and professional services generated the remainder of our revenue.
     As a result of our investments in developing our software and establishing our broad distribution network (as well as legal fees and settlement costs associated with the defense and settlement of a legal case involving our intellectual property) we experienced significant operating losses through 2005. Our ability to increase the productivity of our sales force and distribution partners while controlling our other expenses has driven an improvement in our results, from an operating loss of $11.4 million and a net loss of $14.3 million in 2002 to an operating income of $7.0 million and net income of $6.8 million in 2006. We achieved operating income of $2.5 million and net income of $2.9 million in the first quarter of 2007.
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
     Software sales made to or through our distributors, value-added resellers and OEMs generated approximately 90% and 95% of total software revenue in the three months ended March 31, 2007 and March 31, 2006, respectively. During the three months ended March 31, 2007 and March 31, 2006, approximately 10% and 5%, respectively, of our software sales were made solely by our direct sales force, approximately 20% and 10%, respectively, were made to our distributors for sale to value-added resellers, approximately 57% and 76%, respectively, were made directly through resellers and approximately 13% and 9%, respectively, were made through OEMs, primarily Hewlett-Packard Co. We believe that we will need to continue to maintain close relationships with our partners to sustain and increase profitability. We have no current plans to focus future growth on one distribution channel versus another.
     In the three months ended March 31, 2007, the median price of sales of Double-Take software licenses to customers was approximately $4,000 and the average sales cycle was less than three months. On May 1, 2007, we implemented a nominal price increase across all of our products. We believe that these factors have contributed to more balanced sales throughout the quarter and more predictable revenue streams in comparison to other software companies with perpetual license models.
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
     Our software revenue generated approximately 58% and 60% of our total revenue in the three months ended March 31, 2007 and March 31, 2006, respectively. Sales to existing customers generated approximately 57% and 41% of our software revenue in the three months ended March 31, 2007 and March 31, 2006, respectively. Sales to new customers generated the remainder of our software revenue for these periods.
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
     Of total maintenance and professional services revenue, maintenance revenue represented 85% and 86% in the three months ended March 31, 2007 and March 31, 2006, respectively. Professional services generated the remainder of our total maintenance and professional services revenue in these periods.
     Of our total revenue, maintenance revenue represented 36% and 35%in in the three months ended March 31, 2007 and March 31, 2006, respectively. Professional services accounted for 6% and 5% of our total revenue in the three months ended March 31, 2007 and March 31, 2006. Our maintenance and professional services revenue historically has generated lower gross margins than our software revenue. The gross margin generated by our maintenance and professional services revenue was 75% and 71% in the three months ended March 31, 2007 and March 31, 2006, respectively. We expect the proportion of revenue derived from sales of maintenance to increase in the future as we increase the number of software licenses sold and in service. As the percentage of total revenue attributable to maintenance increases, our overall gross margins will be adversely affected.
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
     General and Administrative. General and administrative expenses represent the costs and expenses of managing and supporting our operations. General and administrative expenses consist primarily of the following:
•	personnel and related costs including salaries, employee benefits, equity and other incentive compensation and allocated overhead expenses, for our executives, finance, human resources, corporate information technology systems, strategic business, corporate quality, corporate training and other administrative personnel

•	legal and accounting professional fees;

•	recruiting and training costs;

•	travel related expenses for executives and other administrative personnel; and

•	computer maintenance and support for our internal information technology system.
     General and administrative expenses have increased as we have incurred increased expenses related to being a publicly-traded company and have invested in an infrastructure to support our continued growth. However, we expect general and administrative expenses to decrease as a percentage of revenue for the foreseeable future, as we believe the rate at which our revenue will increase will exceed the rate at which we expect to incur these additional expenses.
     Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense primarily for computer equipment we use for information services and in our development and test labs, and amortization of intangible assets acquired.
Results of Operations
     Three Months Ended March 31, 2007 Compared to Three Months Ended March, 31, 2006
     Revenue. We derive our revenue from sales of our products and support and services. Revenue increased 68% to $17.9 million, from $10.7 million for the three months ended March 31 2007 to March 31, 2006. Revenue for 2007 includes revenue from Double-Take EMEA which was acquired on May 23, 2006. Of our total revenue in the three months ended March 31, 2007, 93% was attributable to sales to or through our distribution partners, which was an increase from 91% of our total revenue attributable to sales to or through our distribution partners in the three months ended March 31, 2006. Of our total revenue in the three months ended March 31, 2007,7% was attributable to direct sales to end users, a decrease from 9% of our total revenue attributable to end users in the three months ended March 31, 2006.
     Software License Revenue. Software revenue increased $4.0 million, or 63%, from $6.4 million in the three months ended March 31 2006 to $10.4 million in the three months ended March 31, 2007. The increase in software revenue was due to increased volume of $1.1 million resulting from broader demand for, and acceptance of, our software, $0.3 million due to the release of our new product Double-Take for Virtual Systems, and $2.6 million from Double-Take EMEA sales.
     Maintenance and Professional Services Revenue. Maintenance and professional services revenue increased $3.2 million, or 75%, from $4.3 million in the three months ended March 31, 2006 to $7.5 million in the three months ended March 31 2007. Maintenance and professional services revenue represented 40% of our total revenue in the three months ended March 31, 2006 and 42% of our total revenue in the three months ended March 31, 2007. Maintenance revenue increased $2.7 million, or 74%, from $3.7 million in the three months ended March 31, 2006 to $6.4 million in the three months ended March 31, 2007. The increase in maintenance revenue was attributable to higher sales to our expanding base of customers, as well as maintenance revenue of $2.5 million generated by Double-Take EMEA. Professional services revenue increased $0.5 million, or 84%, from $0.6 million in the three months ended March 31, 2006 to $1.1 million in the three months ended March 31, 2007. The increase in professional services revenue was due to more professional service deliveries due to an increase in professional services personnel as well as $0.3 million of revenue generated by Double-Take EMEA.
     Cost of Revenue and Gross Profit
     Total cost of revenue increased $0.6 million, or 49%, from $1.3 million for the three months ended March 31 2006 to $1.9 million in the three months ended March 31, 2007. Total cost of revenue represented 12% of our total revenue in the three months ended March 31, 2006 and 11% of our total revenue in the three months ended March 31, 2007.
     Cost of software revenue increased a nominal amount from the three months ended March 31, 2006 to March 31, 2007. Cost of software revenue represented 0% of our software revenue in the three months ended March 31, 2006 and March 31, 2007.
     Cost of services revenue increased $0.6 million, or 47%, from $1.3 million for the three months ended March 31, 2006 to $1.9 million in the three months ended March 31, 2007. The increase was the result of higher employee compensation of $0.2 million due to an increase in the number of our maintenance and professional services personnel and $0.3 million of costs of Double-Take EMEA maintenance and professional services personnel. Cost of services revenue represented 29% of our services revenue in the three months ended March 31, 2006 and 25% of our services revenue in the three months ended March 31, 2007.

     Gross profit increased $6.6 million, or 70%, from $9.4 million for the three months ended March 31, 2006 to $16.0 million for the three months ended March 31, 2007. Gross profit increased from 88% in the three months ended March 31, 2006 to 89% in the three months ended March 31, 2007. This increase is primarily related to higher maintenance revenue associated with Double-Take EMEA.
     Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased $2.6 million, or 59%, from $4.3 million for the three months ended March 31, 2006 to $6.9 million for the three months ended March 31, 2007. The increase was due to an increase of compensation and commission expense of $0.3 million resulting from increased sales, an increase of $0.3 million in marketing and advertising related to creating Double-Take brand awareness and $1.7 million of costs of Double-Take EMEA sales and marketing efforts.
     Research and Development. Research and development expenses increased $0.4 million, or 17%, from $2.5 for the three months ended March 31, 2006 to $2.9 million for the three months ended March 31, 2007. The increase resulted from higher compensation expense of $0.2 million due to an increase in personnel and $0.1 million from outsourced development projects.
     General and Administrative. General and administrative expenses increased $1.2 million, or 59%, from $2.0 million for the three months ended March 31, 2006 to $3.2 million for the three months ended March 31, 2007. The increase was related to $0.2 million in compensation expense in the three months ended March 31, 2007 attributable to expensing of stock options because of the adoption of SFAS 123R in January 2006, an increase in insurance expense of $0.2 million related to higher premiums associated with coverages for a public company, an increase of $0.4 million in legal and accounting fees due to being a public company and $0.6 million of costs from Double-Take EMEA. These increases were offset by a decrease in stock option expense for our former CEO of $0.4 million which occurred in the three months ended March 31, 2006 associated with accelerated vesting of stock options.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million, or 119%, from $0.3 million for the three months ended March 31, 2006 to $0.6 million for the three months ended March 31, 2007. The increase was attributable to increased depreciation expense associated with increased capital expenditures, which were applied primarily for product development and other computer-related equipment, as well as amortization related to the intangible assets acquired in the Double-Take EMEA acquisition.
     Interest Income. Interest income increased $0.5 million, or 1161%, from $0.1 million for the three months ended March 31, 2006 to $0.6 million for the three months ended March 31, 2007. The increase is attributable to higher cash balances in our deposit accounts as a result of our initial public offering in December 2006.
     Foreign Exchange gains (losses)
     Foreign currency losses increased a nominal amount due to foreign currency fluctuations related to Double-Take EMEA for the three months ended March 31, 2007.
     Income Tax Expense
     Income tax expense increased $0.2 million from $0.0 million for the three months ended March 31, 2006 to $0.2 million for the three months ended March 31, 2007. The increase is related to income tax expense incurred by Double-Take EMEA. We expect that our income tax expense will continue to increase in future periods related to Double-Take EMEA’s operations. This increase will be partially offset by our domestic operating loss carryforwards available as well as associated foreign tax credits related to Double-Take EMEA tax payments.
     As of March 31, 2007, the tax provision includes a deferred tax benefit for the projected reduction in the valuation allowance as a result of forecasted taxable income and corresponding utilization of net operation losses and tax credit carryforwards. .We evaluate these items on an ongoing basis and adjust our tax expense appropriately. Should we determine that the valuation allowance on the deferred tax assets be further adjusted, our effective tax rate will decrease and possibly be negative for future periods.

     Net Income
     Net income increased $2.5 million, or 688%, from $0.4 million for the three months ended March 31, 2006 to $2.9 million for the three months ended March 31, 2007. This increase is related to our revenue growth of 68% from the three months ended March 31, 2007 while operating expenses have increased by only 49% in the same period. This increase was the result of our continued focus on expense control and continuing to leverage our existing sales force and partners to generate incremental revenue, as well as our acquisition of Double-Take EMEA, which occurred on May 23, 2006.
     Preferred Stock
     Accretion on our Series B and Series C Preferred stock decreased from $1.3 million in the three months ended March 31, 2006 to $0.0 million in the three months ended March 31, 2007. The accretion increased the carrying value of the preferred shares from their carrying value to their redemption value on a straight-line basis over the period from the investment date to the mandatory redemption date. Accretion ceased as of November 12, 2006, the original redemption date for both issuances.
     Dividends on our Series B and Series C Preferred stock decreased from $0.7 million in the three months ended March 31, 2006 to $0.0 million in the three months ended March 31, 2007. Upon completion of the offering in December 2006, all shares of our Series B and Series C Preferred stock converted into 11,553,130 shares of common stock. Thus, there are no dividends for the three months ended March 31, 2007.
Critical Accounting Policies
     In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and judgments that affect the amounts reported in our financial statements. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We formulate these estimates and assumptions based on historical experience and on various other matters that we believe to be reasonable and appropriate. Actual results may differ significantly from these estimates. Of our significant accounting policies described in Note 1 to the financial statements included elsewhere in this Form 10-Q, we believe that the following policies may involve a higher degree of judgment and complexity.
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
     The fair values of options granted were estimated at the date of grant using the following assumptions:

	Three Months Ended March 31,
	2007	2006
Expected Term	7 years	7 years
Volatility	80.64%	82.06%
Risk free rate	4.82%	4.36%-4.70%
Dividend Yield	—	—
Discount	—	—
Income Taxes
     For the three months ended March 31, 2007 we generated operating profits. After applying our available net federal and state operating loss and tax credit carryforwards, our tax provision accrued at March 31, 2007 relates primarily to foreign and state provisions for income tax.
     As of December 31, 2006, we recorded a full valuation allowance against our net deferred tax assets, which are primarily comprised of net operating loss carryforwards as a result of operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2011 and 2025. Utilization of these net operating losses and credit carryforwards are subject to annual limitations due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable due to “ ownership changes ” that have occurred.
     As of March 31, 2007, our tax provision includes a deferred tax benefit for the projected reduction in the valuation allowance as a result of forecasted taxable income and corresponding utilization of net operation losses and tax credit carryforwards. In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with our forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease, in the valuation allowance.
     We adopted the provisions of FIN 48 on January 1, 2007. The application of this Interpretation requires a two-step process that separates recognition from measurement. Upon implementing FIN 48 and performing the analysis, we will not recognize any increase or decrease to reserves for uncertain tax positions.
     The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax assessments by tax authorities for the years before 2002.
     We have elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes. Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of SFAS No. 154, Accounting Changes and Error Corrections.

Liquidity and Capital Resources
Overview
     During the development stages of our business, we incurred significant losses from operating activities. Since the three months ended June 30, 2005, however, our operations have generated sufficient cash flow to meet substantially all of the cash requirements of our business, including our operating, capital and other cash requirements. Our ability to sustain a level of positive cash flow from operations that is sufficient to continue to meet all of our future operating, capital and other cash requirements is subject to the risks associated with our business, including those described under “Risk Factors” in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on March 29, 2007, and to changes in our business plan, capital structure and other events.
     From the start of our operations in 1991 until the three months ended June 30, 2005, we financed our operations primarily through the issuance of preferred stock and common stock. Since the three months ended June 30, 2005, we have primarily financed our operations through internally generated cash flows. In December 2006, we received $47.5 million in net proceeds from our initial public offering. As of March 31, 2007, we had cash and cash equivalents of $56.7 million and accounts receivable of $12.0 million.
     In January 2006, in connection with the settlement of an intellectual property dispute reached in December 2005, we paid $3.8 million to another company. We also agreed to make future payments of $0.5 million in each of January 2007, 2008, 2009 and 2010, which we collateralized by a $2.0 million letter of credit to that company. The letter of credit will be drawn down automatically in increments of $0.5 million at the time of each payment requirement. In December 2006, we purchased $0.5 million of the company’s products which was paid for in January 2007. Our future obligations under the settlement will be reduced on a dollar-for-dollar basis to the extent that we purchase or resell the other company’s products.
     In May 2006, we paid $1.1 million to the former stockholders of Double-Take EMEA, which was our primary distributor in Europe, the Middle East and Africa as the initial payment for the acquisition of that company. Subsequent payments totaling $4.0 million were made through the three months ended March 31, 2007. The remaining portion of the total purchase price, which we estimate will range between $5.0 million and $7.0 million, will be payable in monthly increments based upon a specified percentage of the intercompany amounts paid by Double-Take EMEA to us each month in respect of purchases under our intercompany distribution agreement with Double-Take EMEA through December 31, 2007. A portion of our earn-out payments are held in escrow through December 31, 2007, to satisfy claims against the selling shareholders that we may have from time to time as a result of breaches of representations, warranties or covenants.
     At March 31, 2007, we had no borrowings under our existing credit facility with Silicon Valley Bank (“Bank”). There was a letter of credit relating to our settled legal proceeding outstanding for $1.5 million
     In May 2007, we entered into an amendment to our credit facility that extended the term of the facility to April 29, 2008. Under the terms of the amended credit facility, our maximum borrowings are $2 million less the aggregate amounts undrawn on all outstanding letters of credit, foreign exchange contracts, or any other accommodations issued or incurred, or caused to be issued or incurred by the bank. Up to $0.5 million of the facility is available for foreign exchange contracts. The rate of interest for this facility is 0.75% above the prime rate. The facility is collateralized by all of our assets, excluding our intellectual property.
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

Sources and Uses of Cash

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Cash flow data:
Net cash provided by (used in) operating activities	$3,003	$(2,145)
Cash used by investing activities	(1,739)	(448)
Net cash provided by financing activities	355	2
Effect of exchange rate changes on cash and cash equivalents	(138)	—

Net increase in cash and equivalents	1,481	(2,591)
Cash and cash equivalents, beginning of period	55,170	8,341

Cash and equivalents, end of period	$56,651	$5,750

Cash Flows from Operating Activities
     Cash provided by operating activities increased in the three months ended March 31, 2007 to March 31, 2006 primarily due to having $2.9 million of net income in March 31, 2007 as opposed to a net income of $0.4 million in March 31, 2006. Another contributing factor was our continued growth of deferred revenue of $0.7 million, which was a result of our increase in software license sales and maintenance renewals and $0.8 million in positive cash flow from collections from our customers. These increases in cash flow from operations have been partially offset by the change in accounts payable and accrued expenses of $2.9 million resulting from payments made during the three months ended March 31, 2007.
Cash Flows from Investing Activities
     Cash used in investing activities increased in the three months ended March 31, 2007 to March 31, 2006 primarily due to increased research and development lab equipment expenditures, and our acquisition of Double-Take EMEA on May 23, 2006. As we continue to make earn-out payments related to our acquisition of Double-Take EMEA, which we estimate will range between $5.0 and $7.0 million, we expect that cash used in investing activities will continue to increase until the end of the earn-out period at the end of 2007.
Cash Flows from Financing Activities
     Cash provided by financing activities increased $0.4 million in the three months ended March 31, 2007 to March 31, 2006 due to proceeds from exercises of stock options. This was offset by additional costs paid in connection with the public offering.
Off-Balance Sheet Arrangements
     As of March 31, 2007, other than our operating leases described under “—Liquidity and Capital Resources— Cash Requirements” above, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
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
Item 4. Controls and Procedures.
     We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
     Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We currently have no material legal proceedings pending.
Item 1A. Risk Factors.
     An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on March 29, 2007, and all of the other information set forth in this Form 10-Q and our Form 10-K before deciding to invest in our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
     On January 18, 2007, we issued 26,272 shares of our common stock upon the conversion of outstanding warrants to purchase common stock (“January Warrants”), which we originally issued on April 1, 2002. The January Warrants were exercisable for up to 30,612 shares of common stock at an exercise price of $1.8375 per share of common stock, but were converted into 26,272 shares of common stock pursuant to a “cashless” exercise provision. On February 6, 2007, we issued 4,394 shares of our common stock upon the conversion of outstanding warrants to purchase common stock (“February Warrants”), which we originally issued on April 1, 2002. The February Warrants were exercisable for up to 5,102 shares of common stock at an exercise price of $1.8375 per share of common stock, but were converted into 4,394 shares of common stock pursuant to a “cashless” exercise provision. We received no proceeds in connection with the conversion of the January Warrants or the February Warrants. We relied on the exemption from registration under the Securities Act of 1933 afforded by Section 3(a)(9) thereof for the issuance of shares of common stock upon the conversion of these warrants because no commission or other remuneration was paid for soliciting the conversion of these warrants.
Use of Proceeds
     On December 14, 2006, our Registration Statement on Form S-1 (333-136499) covering our initial public offering was declared effective by the SEC. We used approximately $10.2 million of the proceeds from our initial public offering to make payment of a special dividend to the holders of the Series B Preferred Stock in December 2006. We intend to use the remaining $37.4 million of the proceeds from the offering for working capital and other general corporate purposes. Our management has significant flexibility in applying the net proceeds of the offering. Pending their use, we have invested the net proceeds of the offering in short-term, interest-bearing securities.
Item 3. Defaults Upon Senior Securities.
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our Annual Meeting of Stockholders was held on May 8, 2007. The following nominees were elected to serve on the Board of Directors for a term of one year:

	For	Withheld	Abstain
Dean Goodermote	15,751,433	1,903,381	0
Paul Birch	15,757,680	1,895,860	1,274
Ashoke Goswami	15,658,067	1,995,473	1,274
John Landry	15,754,576	1,898,860	1,378
Laura Witt	15,658,067	1,995,473	1,274
John Young	15,758,904	1,895,860	50

     The voting results of the other matter submitted to a stockholder vote at the Annual Meeting were as follows:
     Ratification of the appointment of Eisner LLP as the independent registered public accounting firm for 2007:

	For	Against	Abstain
Eisner LLP	17,589,278	64,165	1,371
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit No.	Exhibit Description
10.1	Loan Modification Agreement dated May 9, 2007 between Silicon Valley Bank and Double-Take Software, Inc.

31.01	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUBLE-TAKE SOFTWARE, INC.
May 15, 2007	By:	/s/ S. Craig Huke
S. Craig Huke
Chief Financial Officer (Principal Financial and Principal Accounting Officer)