Form 10-Q
period 2007-06-30
Double-Take Software, Inc.
filed 2007-08-14
CIK 1370314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 9, 2007

common stock, $0.001 par value	21,480,823

DOUBLE-TAKE SOFTWARE, INC.
For The Quarterly Period Ended June 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
DOUBLE-TAKE SOFTWARE, INC.
Condensed Consolidated Balance Sheets
As of June 30, 2007 and December 31, 2006
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,129	$55,170
Short term investments	29,734	—
Accounts receivable, net of allowance for doubtful accounts of $801 and $570 at June 30, 2007 and December 31, 2006, respectively	14,537	12,676
Inventory	—	14
Prepaid expenses and other current assets	1,702	2,210
Deferred tax assets	2,849	—

Total current assets	79,951	70,070

Property and equipment — at cost, net of accumulated depreciation of $3,581 and $2,838 at June 30, 2007 and December 31, 2006, respectively	2,881	3,000
Goodwill	1,820	—
Customer relationships, net of accumulated amortization of $501 and $274 at June 30, 2007 and December 31, 2006, respectively	1,766	1,993
Marketing relationships, net of accumulated amortization of $275 and $150 at June 30, 2007 and December 31, 2006, respectively	1,717	1,842
Other assets	127	121

Total assets	$88,262	$77,026

Liabilities
Current liabilities:
Accounts payable	1,480	2,217
Accrued expenses	4,708	6,845
Accrued purchase price payable	—	1,425
Other liabilities	466	135
Deferred revenue	19,161	16,774

Total current liabilities	25,815	27,396

Long-term deferred revenue	4,073	3,977
Long-term deferred rent	339	406
Long-term capital lease obligations	7	17

Total long-term liabilities	4,419	4,400

Total liabilities	30,234	31,796

Stockholders’ Equity
Preferred Stock, $.01 par value per share; 20,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value per share; 130,000,000 shares authorized; 21,137,121 and 20,726,589 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	21	21
Additional paid-in capital	140,821	138,398
Accumulated deficit	(82,887)	(93,317)
Cumulative foreign currency translation adjustment	73	128

Total stockholders’ equity	58,028	45,230

Total liabilities and stockholders’ equity	$88,262	$77,026

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Software licenses	$11,991	$9,637	$22,381	$16,009
Maintenance and professional services	8,021	5,055	15,556	9,362

Total revenue	20,012	14,692	37,937	25,371

Cost of revenue:
Software licenses	118	811	145	815
Maintenance and professional services	2,008	1,462	3,865	2,723

Total cost of revenue	2,126	2,273	4,010	3,538

Gross profit	17,886	12,419	33,927	21,833

Operating expenses:
Sales and marketing	6,845	5,620	13,748	9,950
Research and development	2,839	2,532	5,714	4,996
General and administrative	3,690	1,767	6,907	3,794
Depreciation and amortization	555	351	1,104	602

Total operating expenses	13,929	10,270	27,473	19,342

Operating income	3,957	2,149	6,454	2,491
Interest income	772	70	1,415	121
Interest expense	(11)	(26)	(30)	(43)
Foreign exchange gains	6	55	5	55

Income before income taxes	4,724	2,248	7,844	2,624
Income tax expense (benefit)	(2,768)	83	(2,586)	86

Net income	7,492	2,165	10,430	2,538

Accretion on redeemable shares:
Series B	—	(1,327)	—	(2,655)
Series C	—	(5)	—	(11)
Dividends on Series B	—	(546)	—	(1,074)
Dividends on Series C	—	(176)	—	(346)

Net income (loss) attributable to common stockholders	$7,492	$111	$10,430	$(1,548)

Net income (loss) attributable to common stockholders per share:
Basic	$0.36	$0.03	$0.50	$(0.41)

Diluted	$0.33	$0.02	$0.45	$(0.41)

Weighted-average number of shares used in per share amounts:
Basic	21,037,885	3,793,980	20,963,324	3,792,273

Diluted	23,030,895	5,986,506	22,991,189	3,792,273

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$10,430	$2,538
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	752	529
Amortization of intangible assets	352	73
Provision for doubtful accounts	231	100
Stock based compensation	755	670
Deferred income taxes	(2,849)	—
Issuance of redeemable convertible Series C preferred to management as compensation	—	107

Changes in:
Accounts receivable	(1,975)	1,410
Prepaid expenses and other assets	611	(346)
Inventory	14	886
Other assets	(4)	(11)
Accounts payable and accrued expenses	(3,035)	(5,020)
Other liabilities	343	51
Deferred revenue	2,318	1,826

Net cash provided by operating activities	7,943	2,813

Cash flows from investing activities:
Purchase of property and equipment	(628)	(824)
Purchase of short term investments	(29,734)	—
Acquisition of Double-Take EMEA, net of cash acquired	(3,245)	327

Net cash used in investing activities	(33,607)	(497)

Cash flows from financing activities:
Costs of public offering	(113)	—
Proceeds from exercise of stock options	693	6
Excess tax benefits on stock based compensation	1,089	—
Payment on capital lease obligation	(11)	(1)

Net cash provided by financing activities	1,658	5

Effect of exchange rate changes on cash	(35)	(14)

Net (decrease) increase in cash and cash equivalents	(24,006)	2,321
Cash and cash equivalents — beginning of period	55,170	8,341

Cash and cash equivalents — end of period	$31,129	$10,648

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$15
Income taxes	$77	$46
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
     In connection with the Company’s initial public offering, or IPO:
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
Basis of Presentation
     The accompanying consolidated balance sheet as of June 30, 2007, the consolidated statements of operations for the three and six months ended June 30, 2007 and June 30, 2006, and the consolidated statements of cash flows for the six months ended June 30, 2007 and June 30, 2006 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
     The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our statement of financial position as of June 30, 2007, our results of operations for the three months and six months ended June 30, 2007 and June 30, 2006, and cash flows for the six months ended June 30, 2007 and June 30, 2006. All adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2007. Other than the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, there have been no significant changes in our accounting policies during the six months ended June 30, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2006.

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
Goodwill
     The Company accounts for goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 requires that goodwill with indefinite lives is not amortized but reviewed for impairment if impairment indicators arise and, at a minimum, annually. The Company reviews goodwill on an annual basis for impairment.
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
     Services revenue includes revenue from customer support and other professional services. Customer support includes software updates (including unspecified product upgrades and enhancements) on a when-and-if-available basis, telephone support and bug fixes or patches. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year. To determine the price for the customer support element when sold separately, the Company uses actual rates at which it sells support as established VSOE.
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
     Delivery or performance has occurred. The Company’s software applications are usually physically delivered to customers with standard transfer terms such as FOB shipping point. Software and/or software license keys for add-on orders or software updates are typically delivered digitally, over the internet. We recognize software revenue upon shipment to resellers and distributors because there is no right of return or refund and no price protection agreements. In situations where multiple copies of licenses are purchased, all copies are delivered to the customer in one shipment and revenue is recognized upon shipment. Occasionally, the Company enters into a site license with a customer that allows the customer to use a specified number of licenses within the organization. When a site license is sold, the Company delivers a master disk to the customer that allows the product to be installed on multiple servers. The Company has no further obligation to provide additional copies of the software or user manuals. Revenue on site licenses is recognized upon shipment of the master disk to the customer. Sales made by the Company’s Original Equipment Manufacturer (OEM) partners are recognized as revenue in the month the product is shipped. The Company estimates the revenue from a preliminary report received from the OEM shortly after the end of the month. Once the final report is received, the revenue is adjusted to that based on the final report, usually in the following month. Services revenue is recognized when the services are completed, except for customer support, which is recognized ratably over the term of the customer support agreement, which is typically one year.
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
     The Company accounts for stock option grants to non-employees in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.
     The fair values of options granted were estimated at the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected Term	7 years	7 years	7 years	7 years
Volatility	77.46%	82.06%	77.46%	82.06%
Risk free rate	4.63%	4.88% - 5.12%	4.63% - 4.82%	4.36% - 5.12%
Dividend Yield	—	—	—	—
Discount	—	—	—	—

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
     The following table sets forth the computation of income (loss) per share:

	Three months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006
Net Income (loss) attributable to common stockholders	$7,492	$111	$10,430	$(1,548)

Weighted average common shares outstanding net of weighted-average shares subject to repurchase – basic	21,037,885	3,793,980	20,963,324	3,792,273
Dilutive effect of stock options	1,967,811	2,078,966	1,993,631	—
Dilutive effect of common stock warrants	25,199	113,560	34,234	—

Weighted average common shares outstanding net of weighted-average shares subject to repurchase – diluted	23,030,895	5,986,506	22,991,189	3,792,273

Basic net income (loss) per share	$0.36	$0.03	$0.50	$(0.41)
Diluted net income (loss) per share	$0.33	$0.02	$0.45	$(0.41)
     The following potential common shares were excluded from the computation of diluted net income (loss) attributable to common stockholders per share because they had an anti-dilutive impact:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock options	692,327	244,694	692,327	2,852,136
Warrants	—	—	—	163,265
Redeemable convertible preferred stock	—	11,118,814	—	11,118,814
3. CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS
      Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, commercial paper and corporate bonds and other money market securities with remaining maturities at date of purchase of 90 days or less.
      Short term investments, which are carried at fair value, consist of commercial paper and corporate bonds with original maturities of one year or less. Short term investments also consist of auction rate securities. These securities have stated maturities ranging from twenty to forty years. However, these securities have stated interest rates, which reset through an auction process to current interest rates at predetermined periods ranging from 28 to 35 days. The Company classifies these securities as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income. Interest received on these securities is included in interest income. Realized gains or losses upon disposition of available-for-sale securities are included in other income. As of June 30, 2007, the fair value of these securities approximates cost.
4. PROPERTY AND EQUIPMENT
     Property and equipment consists of the following:

	June 30,	December 31,
	2007	2006
Equipment	$101	$95
Furniture and fixtures	462	460
Motor Vehicles	105	104
Computer hardware	5,177	4,561
Leasehold improvements	617	618

	6,462	5,838
Less accumulated depreciation and amortization	3,581	2,838

	$2,881	$3,000

5. INTANGIBLE ASSETS
     In connection with the acquisition of Double-Take EMEA, a portion of the contingent purchase price equal to the excess of the fair value of the assets acquired and liabilities assumed over the non-contingent portion of the purchase price was accrued in accordance with SFAS No. 141. Earn-out payments in excess of the initial amount recorded as a liability are recorded as additional purchase price and goodwill. For the six months ended June 30, 2007, the Company paid aggregate earn-out payments of $3,245 to the former owners of Double-Take EMEA, $1,820 of which was recorded as goodwill. Earn-out payments to the former owners of Double-Take EMEA will continue through December 31, 2007.
     Intangible assets consist of the following:

	June 30,	December 31,
	2007	2006
Customer relationships	$2,267	$2,267
Less accumulated amortization	(501)	(274)

	$1,766	$1,993

Marketing relationships	$1,992	$1,992
Less accumulated amortization	(275)	(150)

	$1,717	$1,842

6. CONTINGENCIES
     In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, at June 30, 2007, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.
7. STOCKHOLDERS’ EQUITY
Common stock
     Options to purchase 342,614 and 6,186 shares of common stock were exercised for the six months ended June 30, 2007 and June 30, 2006, respectively, and the Company received aggregated proceeds of $693 and $6, respectively.
Warrants
     For the six months ended June 30, 2007, the Company issued 67,918 shares of common stock upon the exercise of warrants to purchase shares of common stock. The warrants were exercisable for up to 81,632 shares of common stock, however, pursuant to the terms of the warrant agreements, the holders of the warrants performed cashless exercises in which the Company issued fewer shares in lieu of receiving proceeds of $201.
     As of June 30, 2007, no warrants were outstanding to purchase common stock.

Stock option plans
     In the six months ended June 30, 2007, the Company issued options to purchase 472,453 shares of common stock, with a weighted average exercise price of $16.72 per share, which is based on exercise prices equal to the fair market value per share on the dates of grant.
     A summary of the Company’s stock option activity for the six months ended June 30, 2007 is presented below:

		Weighted
	Shares	Average
Outstanding at December 31, 2006	2,929,081	$3.12
Options granted	472,453	$16.72
Options cancelled	(47,463)	$9.23
Options exercised (1)	(342,614)	$2.02

Outstanding at June 30, 2007	3,011,457	$5.28

Options exercisable at June 30, 2007	1,914,252	$3.03
Options not vested at June 30, 2007(2)	1,097,205	$9.20

(1)	Intrinsic value of $4,253 and cash received of $693.

(2)	225,968 additional options are expected to vest in the remainder of 2007.
     The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
     The aggregate intrinsic value of stock options outstanding at June 30, 2007 was approximately $34,782. The aggregate intrinsic value of stock options exercisable at June 30, 2007 was approximately $26,570.
     All options granted are equity awards and the Company has not granted any liability awards. The Company expects to recognize future compensation costs aggregating $8,233 for options granted but not vested as of June 30, 2007. Such amount will be recognized over the weighted average requisite service period, which is expected to be approximately 2 years.
     The following table presents the stock-based compensation expense for the three and six months ended June 30, 2007 and June 30, 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenue, maintenance and professional services	$46	$16	$67	$24
Sales and marketing	93	33	144	51
Research and development	69	34	98	53
General and administrative	275	19	446	21

	$483	$102	$755	$149

Executive bonus plans
     In February 2006, the Company issued 67,998 shares of Series C Preferred to certain of its executives and recorded a compensation charge of $102 based on the fair value of the Series C Preferred at $1.50 per share.
8. INCOME TAXES
     In the three and six months ended June 30, 2007, the Company recorded a current tax expense of $1,875 and $3,112 related to income generated during the periods using an effective tax rate expected to be in effect for the full year.

     As of December 31, 2006, the Company recorded a full valuation allowance against net deferred tax assets, which are primarily comprised of net operating loss carryforwards as a result of operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which is uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2011 and 2025. Utilization of these net operating losses and credit carryforwards are subject to annual limitations due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable due to “ownership changes” that have occurred.
     The Company analyzes the carrying value of its deferred tax assets on a regular basis. Because the Company has delivered consistent profitability over the past two years, it was concluded that it was more likely than not that the Company would generate sufficient taxable income to utilize the benefit from the net operating loss carryforwards eligible to be used in 2007 and 2008. As a result, in the three and six months ended June 30, 2007, the Company reversed the valuation allowance on $4,642 and $5,698 of deferred tax assets. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. The remaining valuation allowance, of approximately $19,300, will be maintained until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
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
9. PROFIT SHARING PLAN
     Effective March 1, 1996, the Company adopted a defined contribution plan (the “Plan”), which, as amended, qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who meet eligibility requirements. Employer contributions are discretionary. The Company recorded an expense of $72, $172, $0 and $0 for the three and six months ended June 30, 2007 and June 30, 2006, respectively.
10. SEGMENT INFORMATION
     The Company operates in one reportable segment.
     The Company operates in three geographic regions: North America, Europe, Middle East & Africa and Asia-Pacific. All transfers between geographic regions have been eliminated from consolidated revenues. Revenue, long-lived assets and intangible assets by geographic region are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
North America	$12,615	$10,323	$23,952	$19,774
Europe, Middle East & Africa	6,822	3,992	12,809	4,645
Asia-Pacific	575	377	1,176	952

	$20,012	$14,692	$37,937	$25,371

	June 30,	December 31,
	2007	2006
Long-lived assets:
North America	$2,654	$2,733
Europe, Middle East & Africa	227	267
Asia-Pacific	—	—

	$2,881	$3,000

	June 30,	December 31,
	2007	2006
Intangible assets:
North America	$—	$—
Europe, Middle East & Africa	3,483	3,835
Asia-Pacific	—	—

	$3,483	$3,835

11. RELATED PARTY TRANSACTIONS
     The Company has had transactions with Sunbelt Software Distribution, Inc., or Sunbelt Distribution. An officer of the Company who joined the Company as a result of the acquisition of Double-Take EMEA is Chairman of Sunbelt Distribution. The balances and transactions with Sunbelt Distribution are described below:

June 30, 2007
Trade Receivable	$2,015
Trade Payable	$—

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Sales to Sunbelt Distribution	$2,539	$4,803
Purchases from Sunbelt Distribution	$64	$108
12. RECENT ACCOUNTING PRONOUNCEMENTS
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
13. SUBSEQUENT EVENTS
     On August 9, 2007, the Company announced the pricing of its public offering of shares of its common stock at $16.00 per share (before underwriting discounts and commissions). The offering is expected to close on August 15, 2007. There are 2,790,000 shares being sold in the offering consisting of 100,000 shares being sold by the Company and 2,690,000 shares being sold by certain stockholders of the Company. Total net proceeds to the Company will be approximately $1,017, after deducting underwriting discounts and commissions and estimated offering expenses. The Company will not receive any of the proceeds from the sale of common stock held by the selling stockholders. The Company and a selling stockholder have granted the underwriters a 30-day option to purchase up to an additional 418,500 shares at the public offering price to cover over-allotments, if any.
     On August 13, 2007, the underwriters of the Company’s public offering exercised their over-allotment option to purchase an additional 418,500 shares of common stock of the Company. The closing of the exercise of the over-allotment option is scheduled to occur on August 15, 2007. Of the 418,500 shares, 15,750 shares are being sold by the Company and 402,750 shares are being sold by a stockholder of the Company. Net proceeds to the Company from the exercise of the over-allotment option will be approximately $238 after deducting underwriting discounts and commissions.

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
     The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in this section of our Form 10-Q and in the “Risk Factors” section in our annual report on Form 10-K, which we filed with the SEC on March 29, 2007, and the Risk Factors set forth in the Prospectus that forms a part of our Registration Statement on Form S-1, as amended, which Prospectus was filed pursuant to Rule 424(b)(1) on August 10, 2007 (Registration No. 333-144746). You should read these factors and the other cautionary statements made in this Form 10-Q in combination with the more detailed description of our business in our annual report on Form 10-K as being applicable to all related forward-looking statements wherever they appear in this quarterly report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview
     Double-Take Software develops, sells and supports affordable software that reduces downtime and protects data for business-critical systems. We believe that we are the leading supplier of replication software for Microsoft server environments. By simply loading our software onto servers running current Windows operating systems, organizations of any size can maintain an off-site standby server with replicated data, providing rapid recovery in the event of a disaster. We estimate that we have sold licenses for approximately 125,000 copies of Double-Take to more than 10,000 customers.
     In recent years, we have experienced substantial growth, increasing our total revenue from $14.3 million for the year ended December 31, 2002 to $60.8 million for the year ended December 31, 2006, and we have gone from having net losses of $14.3 million to a net income of $6.8 million during that same period. Revenue for the six months ended June 30, 2007 totaled $37.9 million and we recorded net income of $10.4 million. We believe that our focus on providing affordable replication software to companies of all sizes through an efficient direct sales team and a robust distribution network has been instrumental to our continued revenue growth. Revenue generated by sales of our software represented 59% and 63% of our total revenue in the six months ended June 30, 2007 and June 30, 2006, respectively. Sales of maintenance and professional services generated the remainder of our revenue.
     As a result of our investments in developing our software and establishing our broad distribution network (as well as legal fees and settlement costs associated with the defense and settlement of a legal case involving our intellectual property) we experienced significant operating losses through 2005. Our ability to increase the productivity of our sales force and distribution partners while controlling our other expenses has driven an improvement in our results, from an operating loss of $11.4 million and a net loss of $14.3 million in 2002 to an operating income of $7.0 million and net income of $6.8 million in 2006. We achieved operating income of $6.5 million and net income of $10.4 million in the six months ended June 30, 2007.
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
     Software sales made to or through our distributors, value-added resellers and OEMs generated approximately 91% of total software revenue in the six months ended June 30, 2007 and June 30, 2006, respectively. During the six months ended June 30, 2007 and June 30, 2006, approximately 9% of our software sales were made solely by our direct sales force, approximately 12% and 22%, respectively, were made to our distributors for sale to value-added resellers, approximately 71% and 60%, respectively, were made directly through resellers and approximately 8% and 9%, respectively, were made through OEMs, primarily Hewlett-Packard Co. We believe that we will need to continue to maintain close relationships with our partners to sustain and increase profitability. We have no current plans to focus future growth on one distribution channel versus another.
     In the six months ended June 30, 2007, the median price of sales of Double-Take software licenses to customers was approximately $4,000 and the average sales cycle was less than three months. On May 1, 2007, we implemented a nominal price increase across all of our products. We believe that relatively small deal levels have contributed to more balanced sales throughout the quarter and more predictable revenue streams in comparison to other software companies with perpetual license models.
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
     Our software revenue generated approximately 59% and 63% of our total revenue in the six months ended June 30, 2007 and June 30, 2006, respectively. Sales to existing customers generated approximately 58% and 40% of our software revenue in the six months ended June 30, 2007 and June 30, 2006, respectively. Sales to new customers generated the remainder of our software revenue for these periods.
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
     Of total maintenance and professional services revenue, maintenance revenue represented 87% and 85% in the six months ended June 30, 2007 and June 30, 2006, respectively. Professional services generated the remainder of our total maintenance and professional services revenue in these periods.
     Of our total revenue, maintenance revenue represented 36% and 32%in in the six months ended June 30, 2007 and June 30, 2006, respectively. Professional services accounted for 5% of our total revenue in the six months ended June 30, 2007 and June 30, 2006, respectively. Our maintenance and professional services revenue historically has generated lower gross margins than our software revenue. The gross margin generated by our maintenance and professional services revenue was 75% and 71% in the six months ended June 30, 2007 and June 30, 2006, respectively. We expect the proportion of revenue derived from sales of maintenance to increase in the future as we increase the number of software licenses sold and in service. As the percentage of total revenue attributable to maintenance increases, our overall gross margins will be adversely affected.
Cost of Revenue
     Our cost of revenue primarily consists of the following:
     Cost of Software Revenue. Cost of software revenue consists primarily of media, manual, translation and distribution costs and may in the future include royalties to third-party software developers for technology embedded within our software. Because our development initiatives have resulted in insignificant time and costs incurred between technological feasibility and the point at which the software is ready for general release, we no longer capitalize costs of our internally-developed software. As a result, we do not believe that amortization of internally developed software will have any effect on our cost of software revenue in future periods.

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
Results of Operations
     Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     Revenue. We derive our revenue from sales of our products and support and services. Revenue increased 36% to $20.0 million, from $14.7 million for the three months ended June 30, 2007 compared to June 30, 2006. Revenue for the three months ended June 30, 2007 includes revenue from Double-Take EMEA for the full three months whereas revenue for the three months ended June 30, 2006 only includes revenue from Double-Take EMEA from the acquisition date of May 23, 2006 through June 30, 2006. Of our total revenue in the three months ended June 30, 2007, 92% was attributable to sales to or through our distribution partners, which was a decrease from 95% of our total revenue attributable to sales to or through our distribution partners in the three months ended June 30, 2006. This percentage can vary from quarter to quarter and we do not plan to significantly increase our proportion of sales from direct sales. Of our total revenue in the three months ended June 30, 2007, 8% was attributable to direct sales to end users, an increase from 5% of our total revenue attributable to end users in the three months ended June 30, 2006.
     Software License Revenue. Software revenue increased $2.4 million, or 24%, from $9.6 million in the three months ended June 30, 2006 to $12.0 million in the three months ended June 30, 2007. The increase in software revenue was primarily due to increased volume of $1.5 million resulting from broader demand for, and acceptance of, our software and $0.7 million from Double-Take EMEA sales compared to the period of May 23, 2006, the date of acquisition, through June 30, 2006.
     Maintenance and Professional Services Revenue. Maintenance and professional services revenue increased $2.9 million, or 59%, from $5.1 million in the three months ended June 30, 2006 to $8.0 million in the three months ended June 30, 2007. Maintenance and professional services revenue represented 34% of our total revenue in the three months ended June 30, 2006 and 40% of our total revenue in the three months ended June 30, 2007. Maintenance revenue increased $2.8 million, or 66%, from $4.3 million in the three months ended June 30, 2006 to $7.1 million in the three months ended June 30, 2007. The increase in maintenance revenue was attributable to higher sales to our expanding base of customers, as well as maintenance revenue of $1.9 million generated by Double-Take EMEA. Professional services revenue increased $0.1 million, or 19%, from $0.8 million in the three months ended June 30, 2006 to $0.9 million in the three months ended June 30, 2007. The increase in professional services revenue was due to more professional service deliveries due to an increase in professional services personnel as well as revenue generated by Double-Take EMEA compared to the period of May 23, 2006, the date of acquisition, through June 30, 2006.
     Cost of Revenue and Gross Profit
     Total cost of revenue decreased $0.2 million, or 6%, from $2.3 million for the three months ended June 30 2006 to $2.1 million in the three months ended June 30, 2007. Total cost of revenue represented 15% of our total revenue in the three months ended June 30, 2006 and 11% of our total revenue in the three months ended June 30, 2007.
     Cost of software revenue decreased $0.7 million, or 86%, from $0.8 million for the three months ended June 30, 2006 to $0.1 million for the three months ended June 30, 2007. The decrease was due to cost of software for Double-Take EMEA sales in the period from May 24, 2006 through June 30, 2006 relating to the inventory of Double-Take products on hand at May 23, 2006. Cost of software revenue represented 8% and 1% of our software revenue in the three months ended June 30, 2006 and June 30, 2007, respectively.
     Cost of services revenue increased $0.5 million, or 37%, from $1.5 million for the three months ended June 30, 2006 to $2.0 million in the three months ended June 30, 2007. The increase was the result of higher employee compensation of $0.2 million due to an increase in the number of our maintenance and professional services personnel and $0.3 million of costs of Double-Take EMEA maintenance and professional services personnel compared to the period of May 23, 2006, the date of acquisition, through June 30, 2006. Cost of services revenue represented 29% of our services revenue in the three months ended June 30, 2006 and 25% in the three months ended June 30, 2007.

     Gross profit increased $5.5 million, or 44%, from $12.4 million for the three months ended June 30, 2006 to $17.9 million for the three months ended June 30, 2007. Gross profit increased from 85% in the three months ended June 30, 2006 to 89% in the three months ended June 30, 2007. This increase is primarily related to higher cost of software revenue relating to Double-Take EMEA’s inventory in the three months ended June 30, 2006.
     Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased $1.2 million, or 22%, from $5.6 million for the three months ended June 30, 2006 to $6.8 million for the three months ended June 30, 2007. The increase was due to an increase of compensation and commission expense of $0.3 million resulting from increased sales, and $0.9 million of costs of Double-Take EMEA sales and marketing efforts compared to the period of May 23, 2006, the date of acquisition, through June 30, 2006.
     Research and Development. Research and development expenses increased $0.3 million, or 12%, from $2.5 for the three months ended June 30, 2006 to $2.8 million for the three months ended June 30, 2007. The increase resulted from higher compensation expense of $0.1 million due to an increase in personnel and $0.2 million from outsourced development projects.
     General and Administrative. General and administrative expenses increased $1.9 million, or 109%, from $1.8 million for the three months ended June 30, 2006 to $3.7 million for the three months ended June 30, 2007. The increase was related to $0.3 million in compensation expense in the three months ended June 30, 2007 attributable to expensing of stock options because of the adoption of SFAS 123R in January 2006, an increase in insurance expense of $0.2 million related to higher premiums associated with coverages for a public company, an increase of $0.6 million in legal and accounting fees due to being a public company, an increase of $0.2 million in our bad debt allowance to keep in line with our higher accounts receivable balances and $0.5 million of costs from Double-Take EMEA compared to the period of May 23, 2006, the date of acquisition, through June 30, 2006.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.2 million, or 58%, from $0.4 million the three months ended June 30, 2006 to $0.6 million for the three months ended June 30, 2007. The increase was attributable to increased depreciation expense associated with increased capital expenditures, which were applied primarily for product development and other computer-related equipment, as well as amortization related to the intangible assets acquired in the Double-Take EMEA acquisition.
     Interest Income. Interest income increased $0.7 million, or 1,003%, from $0.1 million for the three months ended June 30, 2006 to $0.8 million for the three months ended June 30, 2007. The increase is attributable to higher balances in our cash and short term investment accounts, mainly as a result of our initial public offering in December 2006.
     Foreign Exchange gains (losses)
     Foreign currency losses decreased a nominal amount due to foreign currency fluctuations related to Double-Take EMEA for the three months ended June 30, 2007.
     Income Tax Expense (Benefit)
     Income tax expense was $0.1 million for the three months ended June 30, 2006 and was a benefit of $2.8 million for the three months ended June 30, 2007. In the three months ended June 30, 2007, we recorded a current tax expense of $1.9 million related to income generated during the period using an effective tax rate expected to be in effect for the full year. Since we have delivered consistent profitability over the past two years, we concluded that it was more likely than not that we would generate sufficient taxable income to utilize the benefit from our net operating loss carryforwards eligible to be used in 2007 and 2008. As a result, the Company reversed the valuation allowance on $4.6 million of deferred tax assets during the quarter resulting in a net benefit of $2.8 million for the three months ended June 30, 2007.

     In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. The remaining valuation allowance, of approximately $19.3 million, will be maintained until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
     Net Income
     Net income increased $5.3 million, or 246%, from $2.2 million for the three months ended June 30, 2006 to $7.5 million for the three months ended June 30, 2007. This increase is related to our revenue growth of $5.3 million during the three months ended June 30, 2007 while operating expenses have increased by only $3.7 million in the same period. This increase was the result of our continued focus on expense control and continuing to leverage our existing sales force and partners to generate incremental revenue, as well as our acquisition of Double-Take EMEA, which occurred on May 23, 2006. The other contributing factor is the reversal of the valuation allowance on our tax deferred assets during the three months ended June 30, 2007.
     Preferred Stock
     Accretion on our Series B and Series C Preferred stock decreased from $1.3 million in the three months ended June 30, 2006 to $0.0 million in the three months ended June 30, 2007. The accretion increased the carrying value of the preferred shares from their carrying value to their redemption value on a straight-line basis over the period from the investment date to the mandatory redemption date. Accretion ceased as of November 12, 2006, the original redemption date for both issuances.
     Dividends on our Series B and Series C Preferred stock decreased from $0.7 million in the three months ended June 30, 2006 to $0.0 million in the three months ended June 30, 2007. Upon completion of the offering in December 2006, all shares of our Series B and Series C Preferred stock converted into 11,553,130 shares of common stock. Thus, there are no dividends for the three months ended June 30, 2007.
     Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Revenue. We derive our revenue from sales of our products and support and services. Revenue increased 50% to $37.9 million, from $25.4 million for the six months ended June 30, 2007 compared to June 30, 2006. Revenue for the six months ended June 30, 2007 includes revenue from Double-Take EMEA for the full six months whereas revenue for the six months ended June 30, 2006 only includes revenue from Double-Take EMEA from the acquisition date of May 23, 2006 through June 30, 2006. Of our total revenue in the six months ended June 30, 2007, 92% was attributable to sales to or through our distribution partners, which was a decrease from 93% of our total revenue attributable to sales to or through our distribution partners in the six months ended June 30, 2006. Of our total revenue in the six months ended June 30, 2007, 8% was attributable to direct sales to end users, an increase from 7% of our total revenue attributable to end users in the six months ended June 30, 2006.
     Software License Revenue. Software revenue increased $6.4 million, or 40%, from $16.0 million in the six months ended June 30, 2006 to $22.4 million in the six months ended June 30, 2007. The increase in software revenue was due to increased volume of $2.6 million resulting from broader demand for, and acceptance of, our software, $0.3 million due to the release of our new product Double-Take for Virtual Systems and $3.3 million from Double-Take EMEA sales compared to the period of May 23, 2006, the date of acquisition, through June 30, 2006.
     Maintenance and Professional Services Revenue. Maintenance and professional services revenue increased $6.2 million, or 66%, from $9.4 million in the six months ended June 30, 2006 to $15.6 million in the six months ended June 30, 2007. Maintenance and professional services revenue represented 37% of our total revenue in the six months ended June 30, 2006 and 41% of our total revenue in the six months ended June 30, 2007. Maintenance revenue increased $5.6 million, or 69%, from $8.0 million in the six months ended June 30, 2006 to $13.6 million in the six months ended June 30, 2007. The increase in maintenance revenue was attributable to higher sales to our expanding base of customers, as well as maintenance revenue of $4.1 million generated by Double-Take EMEA compared to the period of May 23, 2006, the date of acquisition, through June 30, 2006. Professional services revenue increased $0.7 million, or 48%, from $1.3 million in the six months ended June 30, 2006 to $2.0 million in the six months ended June 30, 2007. The increase in professional services revenue was due to more professional service deliveries due to an increase in professional services personnel as well as $0.5 million of revenue generated by Double-Take EMEA compared to the period of May 23, 2006, the date of acquisition, through June 30, 2006.

     Cost of Revenue and Gross Profit
     Total cost of revenue increased $0.5 million, or 13%, from $3.5 million for the six months ended June 30, 2006 to $4.0 million in the six months ended June 30, 2007. Total cost of revenue represented 14% of our total revenue in the three months ended June 30, 2006 and 11% of our total revenue in the three months ended June 30, 2007.
     Cost of software revenue decreased $0.7 million, or 82%, from $0.8 million in the six months ended June 30, 2006 to $0.1 million in the six months ended June 30, 2007. The decrease was due to cost of software for Double-Take EMEA sales in the period from May 24, 2006 through June 30, 2006 relating to the inventory of Double-Take products on hand at May 23, 2006. Cost of software revenue represented 5% and 0% of our software revenue in the six months ended June 30, 2006 and June 30, 2007.
     Cost of services revenue increased $1.2 million, or 42%, from $2.7 million for the six months ended June 30, 2006 to $3.9 million in the six months ended June 30, 2007. The increase was the result of higher employee compensation of $0.4 million due to an increase in the number of our maintenance and professional services personnel and $0.6 million of costs of Double-Take EMEA maintenance and professional services personnel compared to the period of May 23, 2006, the date of acquisition, through June 30, 2006. Cost of services revenue represented 29% of our services revenue in the six months ended June 30, 2006 and 25% of our services revenue in the six months ended June 30, 2007.
     Gross profit increased $12.1 million, or 55%, from $21.8 million for the six months ended June 30, 2006 to $33.9 million for the six months ended June 30, 2007. Gross profit increased from 86% in the six months ended June 30, 2006 to 89% in the six months ended June 30, 2007. This increase is primarily related to higher cost of software revenue relating to Double-Take EMEA’s inventory in the six months ended June 30, 2006 and higher maintenance revenue in 2007 associated with Double-Take EMEA.
     Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased $3.7 million, or 38%, from $10.0 million for the six months ended June 30, 2006 to $13.7 million for the six months ended June 30, 2007. The increase was due to an increase of compensation and commission expense of $0.6 million resulting from increased sales and headcount, an increase of $0.4 million in marketing and advertising related to creating Double-Take brand awareness and $2.6 million of costs of Double-Take EMEA sales and marketing efforts compared to the period of May 23, 2006, the date of acquisition, through June 30, 2006.
     Research and Development. Research and development expenses increased $0.7 million, or 14%, from $5.0 million for the six months ended June 30, 2006 to $5.7 million for the six months ended June 30, 2007. The increase resulted from higher compensation expense of $0.4 million due to an increase in personnel and $0.3 million from outsourced development projects.
     General and Administrative. General and administrative expenses increased $3.1 million, or 82%, from $3.8 million for the six months ended June 30, 2006 to $6.9 million for the six months ended June 30, 2007. The increase was related to $0.4 million in compensation expense in the three months ended June 30, 2007 attributable to expensing of stock options because of the adoption of SFAS 123R in January 2006 and $0.2 million associated with an increase in headcount, an increase in insurance expense of $0.4 million related to higher premiums associated with coverages for a public company, an increase of $0.9 million in legal and accounting fees due to being a public company and $1.1 million of costs from Double-Take EMEA compared to the period of May 23, 2006, the date of acquisition, through June 30, 2006.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million, or 83%, from $0.6 million for the six months ended June 30, 2006 to $1.1 million for the six months ended June 30, 2007. The increase was attributable to increased depreciation expense associated with increased capital expenditures, which were applied primarily for product development and other computer-related equipment, as well as amortization related to the intangible assets acquired in the Double-Take EMEA acquisition.
     Interest Income. Interest income increased $1.3 million, or 1,069%, from $0.1 million for the six months ended June 30, 2006 to $1.4 million for the six months ended June 30, 2007. The increase is attributable to higher balances in our cash and short term investment accounts, mainly as a result of our initial public offering in December 2006.

     Foreign Exchange gains (losses)
     Foreign currency losses decreased a nominal amount due to foreign currency fluctuations related to Double-Take EMEA for the six months ended June 30, 2007.
     Income Tax Expense (Benefit)
     Income tax expense was $0.1 million for the six months ended June 30, 2006 and was a benefit of $2.6 million for the six months ended June 30, 2007. In the six months ended June 30, 2007, we recorded a current tax expense of $3.1 million related to income generated during the period using an effective tax rate expected to be in effect for the full year. Because we have delivered consistent profitability over the past two years, we concluded that it was more likely than not that we would generate sufficient taxable income to utilize the benefit from our net operating loss carryforwards eligible to be used in 2007 and 2008. As a result, the Company reversed the valuation allowance on $5.7 million of deferred tax assets resulting in a net benefit of $2.7 million for the six months ended June 30, 2007, which was offset by minimum state and foreign taxes of $0.1 million.
     In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. The remaining valuation allowance, of approximately $19.3 million, will be maintained until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation.
     Net Income
     Net income increased $7.9 million, or 311%, from $2.5 million for the six months ended June 30, 2006 to $10.4 million for the six months ended June 30, 2007. This increase is related to our revenue growth of $12.6 million during the six months ended June 30, 2007 while operating expenses have increased by only $8.1 million in the same period. This increase was the result of our continued focus on expense control and continuing to leverage our existing sales force and partners to generate incremental revenue, as well as our acquisition of Double-Take EMEA, which occurred on May 23, 2006. The other contributing factor is the reversal of the valuation allowance on our tax deferred assets during the six months ended June 30, 2007.
     Preferred Stock
     Accretion on our Series B and Series C Preferred stock decreased from $2.7 million in the six months ended June 30, 2006 to $0.0 million in the six months ended June 30, 2007. The accretion increased the carrying value of the preferred shares from their carrying value to their redemption value on a straight-line basis over the period from the investment date to the mandatory redemption date. Accretion ceased as of November 12, 2006, the original redemption date for both issuances.
     Dividends on our Series B and Series C Preferred stock decreased from $1.4 million in the six months ended June 30, 2006 to $0.0 million in the three months ended June 30, 2007. Upon completion of the offering in December 2006, all shares of our Series B and Series C Preferred stock converted into 11,553,130 shares of common stock. Thus, there are no dividends for the six months ended June 30, 2007.
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
     Services revenue includes revenue from customer support and other professional services. Customer support includes software updates (including unspecified product upgrades and enhancements) on a when-and-if-available basis, telephone support and bug fixes or patches. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year. To determine the price for the customer support element when sold separately, we use actual rates at which we sell support as established VSOE.
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
     Delivery or performance has occurred. Our software applications are usually physically delivered to customers with standard transfer terms such as FOB shipping point. Software and/or software license keys for add-on orders or software updates are typically delivered digitally, over the internet. We recognize software revenue upon shipment to resellers and distributors because there is no right of return or refund and no price protection agreements. In situations where multiple copies of licenses are purchased, all copies are delivered to the customer in one shipment and revenue is recognized upon shipment. Occasionally, the Company enters into a site license with a customer that allows the customer to use a specified number of licenses within the organization. When a site license is sold, the Company delivers a master disk to the customer that allows the product to be installed on multiple servers. The Company has no further obligation to provide additional copies of the software or user manuals. Revenue on site licenses is recognized upon shipment of the master disk to the customer. Sales made by our OEM partners are recognized as revenue in the month the product is shipped to the end user. We estimate the revenue from a preliminary report received from the OEM shortly after the end of the month. Once the final report is received, the revenue is adjusted to that based on the final report, usually in the following month. Services revenue is recognized when the services are completed, except for customer support, which is recognized ratably over the term of the customer support agreement, which is typically a year.
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
     The Company accounts for stock option grants to non-employees in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.
     The fair values of options granted were estimated at the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected Term	7 years	7 years	7 years	7 years
Volatility	77.46%	82.06%	77.46%	82.06%
Risk free rate	4.63%	4.88% - 5.12%	4.63% - 4.82%	4.36% - 5.12%
Dividend Yield	—	—	—	—
Discount	—	—	—	—
Income Taxes
     In the three and six months ended June 30, 2007, we recorded a current tax expense of $1.9 million and $3.1 million related to income generated during the periods using an effective tax rate expected to be in effect for the full year.
     As of December 31, 2006, we recorded a full valuation allowance against net deferred tax assets, which are primarily comprised of net operating loss carryforwards as a result of operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which is uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2011 and 2025. Utilization of these net operating losses and credit carryforwards are subject to annual limitations due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable due to “ownership changes” that have occurred.
     We analyze the carrying value of our deferred tax assets on a regular basis. Because we have delivered consistent profitability over the past two years, we concluded that it was more likely than not that we would generate sufficient taxable income to utilize the benefit from our net operating loss carryforwards eligible to be used in 2007 and 2008. As a result, in the three and six months ended June 30, 2007, we reversed the valuation allowance on $4.6 million and $5.7 million of deferred tax assets. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. The remaining valuation allowance, of approximately $19.3 million, will be maintained until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

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
     From the start of our operations in 1991 until the three months ended June 30, 2005, we financed our operations primarily through the issuance of preferred stock and common stock. Since the three months ended June 30, 2005, we have primarily financed our operations through internally generated cash flows. In December 2006, we received $47.5 million in net proceeds from our initial public offering. As of June 30, 2007, we had cash and short term investments of $60.9 million and accounts receivable of $14.5 million.
     In January 2006, in connection with the settlement of an intellectual property dispute reached in December 2005, we paid $3.8 million to another company. We also agreed to make future payments of $0.5 million in each of January 2007, 2008, 2009 and 2010, which we collateralized by a $2.0 million letter of credit to that company. The letter of credit is drawn down automatically in increments of $0.5 million at the time of each payment requirement. In December 2006, we purchased $0.5 million of the company’s products which was paid for in January 2007. Our future obligations under the settlement will be reduced on a dollar-for-dollar basis to the extent that we purchase or resell the other company’s products.
     In May 2006, we paid $1.1 million to the former stockholders of Double-Take EMEA, which was our primary distributor in Europe, the Middle East and Africa as the initial payment for the acquisition of that company. Subsequent payments totaling $5.7 million have been made through the six months ended June 30, 2007. The remaining portion of the total purchase price, which we estimate will range between $4.0 million and $5.0 million, will be payable in monthly increments based upon a specified percentage of the intercompany amounts paid by Double-Take EMEA to us each month in respect of purchases under our intercompany distribution agreement with Double-Take EMEA through December 31, 2007. A portion of our earn-out payments are held in escrow through December 31, 2007, to satisfy claims against the selling shareholders that we may have from time to time as a result of breaches of representations, warranties or covenants.
     At June 30, 2007, we had no borrowings under our existing credit facility with Silicon Valley Bank (“Bank”). There was a letter of credit relating to our settled legal proceeding outstanding for $1.5 million
     In May 2007, we entered into an amendment to our credit facility that extended the term of the facility to April 29, 2008. Under the terms of the amended credit facility, our maximum borrowings are $2 million less the aggregate amounts undrawn on all outstanding letters of credit, foreign exchange contracts, or any other accommodations issued or incurred, or caused to be issued or incurred by the bank. Up to $0.5 million of the facility is available for foreign exchange contracts. The rate of interest for this facility is 0.75% above the prime rate. The facility is collateralized by all of our assets, excluding our intellectual property.

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
Sources and Uses of Cash

	Six Months Ended
	June 30,
	2007	2006
	(in thousands)
Cash flow data:
Net cash provided by operating activities	$7,943	$2,813
Cash used by investing activities	(33,607)	(497)
Net cash provided by financing activities	1,658	5
Effect of exchange rate changes on cash and cash equivalents	(35)	(14)

Net increase (decrease) in cash and equivalents	(24,041)	2,307
Cash and cash equivalents, beginning of period	55,170	8,341

Cash and equivalents, end of period	$31,129	$10,648

Cash Flows from Operating Activities
     Cash provided by operating activities increased in the six months ended June 30, 2007 compared to June 30, 2006 primarily due to having $10.4 million of net income in the six months ended June 30, 2007 as opposed to a net income of $2.5 million in the six months ended June 30, 2006. Another contributing factor was our continued growth of deferred revenue of $2.3 million, which was a result of our increase in software license sales and maintenance renewals. These increases in cash flow from operations have been partially offset by the change in accounts receivable of $2.0 million resulting from slower collections and growth in receivables associated with the growth in revenue, the change in accounts payable and accrued expenses of $3.0 million resulting from payments made during the six months ended June 30, 2007, and the release of the valuation allowance of $2.8 million on deferred tax assets that has not been utilized.
Cash Flows from Investing Activities
     Cash used in investing activities increased in the six months ended June 30, 2007 compared to June 30, 2006 primarily due to purchases of short term investments with the proceeds of our initial public offering, increased research and development lab equipment expenditures, and our acquisition of Double-Take EMEA on May 23, 2006. As we continue to make earn-out payments related to our acquisition of Double-Take EMEA, which we estimate will range between $4.0 and $5.0 million, we expect that cash used in investing activities will continue to increase until the end of the earn-out period at the end of 2007.
Cash Flows from Financing Activities
     Cash provided by financing activities increased $1.7 million in the six months ended June 30, 2007 compared to June 30, 2006 due to tax benefits and proceeds associated with exercises of stock options. This was offset by additional costs paid in connection with the public offering.
Off-Balance Sheet Arrangements
     As of June 30, 2007, other than our operating leases described under “—Liquidity and Capital Resources— Cash Requirements” above, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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
Item 1A. Risk Factors.
     An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our annual report on Form 10-K, which we filed with the SEC on March 29, 2007, and the Risk Factors section of our Prospectus that forms a part of our Registration Statement on Form S-1, as amended, which Prospectus was filed pursuant to Rule 424(b)(1) on August 10, 2007 (Registration No. 333-144746), and all of the other information set forth in this Form 10-Q and our Form 10-K before deciding to invest in our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
     On June 1, 2007, we issued 37,252 shares of our common stock upon the conversion of outstanding warrants to purchase common stock (“Warrants”), which we originally issued on October 16, 2003. The Warrants were exercisable for up to 45,918 shares of common stock at an exercise price of $2.94 per share of common stock, but were converted into 37,252 shares of common stock pursuant to a “cashless” exercise provision. We received no proceeds in connection with the conversion of the Warrants. We relied on the exemption from registration under the Securities Act of 1933 afforded by Section 3(a)(9) thereof for the issuance of shares of common stock upon the conversion of these warrants because no commission or other remuneration was paid for soliciting the conversion of these warrants.
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
Item 3. Defaults Upon Senior Securities.
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our Annual Meeting of Stockholders was held on May 8, 2007. Sufficient votes were cast to approve all proposals, as follows:
     The election of nominees to serve on the Board of Directors for a term of one year:

	For	Against	Abstain
Dean Goodermote	15,751,433	1,903,381	0
Paul Birch	15,757,680	1,895,860	1,274
Ashoke Goswami	15,658,067	1,995,473	1,274
John Landry	15,754,576	1,898,860	1,378
Laura Witt	15,658,067	1,995,473	1,274
John Young	15,758,904	1,895,860	50
     Ratification of the appointment of Eisner LLP as our independent registered public accounting firm for 2007:

For	Against	Abstain
17,589,278	64,165	1,371

Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit No.	Exhibit Description
10.31A	Amendment to the Products License and Distribution Agreement, effective as of June 13, 2007, between the Company and Dell Computer Corporation (incorporated by reference to Exhibit 10.31A of the Company’s Current Report on Form 8-K/A, filed on July 23, 2007 (File No. 001-33184)

31.01	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUBLE-TAKE SOFTWARE, INC.
August 14, 2007	By:	/s/ S. Craig Huke
S. Craig Huke
Chief Financial Officer (Principal Financial and Principal Accounting Officer)