Form 10-Q
period 2007-09-30
Double-Take Software, Inc.
filed 2007-11-14
CIK 1370314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer    ☐    Accelerated filer    ☐    Non-accelerated filer   ☑
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 2, 2007

common stock, $0.001 par value	21,832,816

DOUBLE-TAKE SOFTWARE, INC.
For The Quarterly Period Ended September 30, 2007

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
DOUBLE-TAKE SOFTWARE, INC.
Condensed Consolidated Balance Sheets
As of September 30, 2007 and December 31, 2006
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,845	$55,170
Short term investments	28,561	—
Accounts receivable, net of allowance for doubtful accounts of $566 and $570 at September 30, 2007 and December 31, 2006, respectively	16,068	12,676
Inventory	—	14
Prepaid expenses and other current assets	2,751	2,210
Deferred tax assets	2,849	—

Total current assets	89,074	70,070

Property and equipment — at cost, net of accumulated depreciation of $4,036 and $2,838 at September 30, 2007 and December 31, 2006, respectively	3,274	3,000
Goodwill	3,059	—
Customer relationships, net of accumulated amortization of $614 and $274 at September 30, 2007 and December 31, 2006, respectively	1,653	1,993
Marketing relationships, net of accumulated amortization of $337 and $150 at September 30, 2007 and December 31, 2006, respectively	1,655	1,842
Other assets	150	121

Total assets	$98,865	$77,026

Liabilities
Current liabilities:
Accounts payable	1,273	2,217
Accrued expenses	4,425	6,845
Accrued purchase price payable	—	1,425
Other liabilities	360	135
Deferred revenue	21,284	16,774

Total current liabilities	27,342	27,396

Long-term deferred revenue	4,463	3,977
Long-term deferred rent	306	406
Long-term capital lease obligations	3	17

Total long-term liabilities	4,772	4,400

Total liabilities	32,114	31,796

Stockholders’ Equity
Preferred Stock, $.01 par value per share; 20,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value per share; 130,000,000 shares authorized; 21,723,234 and 20,726,589 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	22	21
Additional paid-in capital	146,313	138,398
Accumulated deficit	(79,579)	(93,317)
Cumulative foreign currency translation	(5)	128

Total stockholders’ equity	66,751	45,230

Total liabilities and stockholders’ equity	$98,865	$77,026

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Software licenses	$12,612	$10,231	$34,993	$26,240
Maintenance and professional services	8,695	6,185	24,251	15,547

Total revenue	21,307	16,416	59,244	41,787

Cost of revenue:
Software licenses	71	514	216	1,329
Maintenance and professional services	1,927	1,703	5,792	4,426

Total cost of revenue	1,998	2,217	6,008	5,755

Gross profit	19,309	14,199	53,236	36,032

Operating expenses:
Sales and marketing	6,935	5,641	20,683	15,591
Research and development	3,042	2,753	8,756	7,749
General and administrative	4,100	2,577	11,007	6,371
Depreciation and amortization	603	492	1,707	1,094

Total operating expenses	14,680	11,463	42,153	30,805

Operating income	4,629	2,736	11,083	5,227
Interest income	798	92	2,213	213
Interest expense	(9)	(26)	(39)	(69)
Foreign exchange gains (losses)	(55)	24	(50)	79

Income before income taxes	5,363	2,826	13,207	5,450
Income tax expense (benefit)	2,055	317	(531)	403

Net income	3,308	2,509	13,738	5,047

Accretion on redeemable shares:
Series B	—	(1,328)	—	(3,983)
Series C	—	(6)	—	(17)
Dividends on Series B	—	(562)	—	(1,636)
Dividends on Series C	—	(181)	—	(527)

Net income (loss) attributable to common stockholders	$3,308	$432	$13,738	$(1,116)

Net income (loss) attributable to common stockholders per share:
Basic	$0.15	$0.11	$0.65	$(0.29)

Diluted	$0.14	$0.07	$0.60	$(0.29)

Weighted-average number of shares used in per share amounts:
Basic	21,524,576	3,795,846	21,152,464	3,793,721

Diluted	23,052,447	6,222,408	22,950,392	3,793,721

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$13,738	$5,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,180	848
Amortization of intangible assets	527	249
Provision for doubtful accounts	(9)	150
Stock based compensation	1,895	1,185
Deferred income taxes	(2,849)	—
Issuance of redeemable convertible Series C preferred to management as compensation	—	102

Changes in:
Accounts receivable	(3,044)	(315)
Prepaid expenses and other assets	(201)	37
Inventory	14	1,257
Other assets	(22)	(3)
Accounts payable and accrued expenses	(3,753)	(5,961)
Other liabilities	270	(208)
Deferred revenue	4,458	3,009

Net cash provided by operating activities	12,204	5,397

Cash flows from investing activities:
Purchase of property and equipment	(1,438)	(1,232)
Purchase of short term investments	(44,556)	—
Sales of short term investments	15,995	—
Acquisition of Double-Take EMEA, net of cash acquired	(4,484)	(1,200)

Net cash used in investing activities	(34,483)	(2,432)

Cash flows from financing activities:
Proceeds from public offering, net of expenses	1,127	(880)
Proceeds from exercise of stock options	1,188	6
Excess tax benefits on stock based compensation	3,706	—
Payment on capital lease obligation	(14)	(6)

Net cash provided by (used in) financing activities	6,007	(880)

Effect of exchange rate changes on cash	(53)	12

Net increase (decrease) in cash and cash equivalents	(16,272)	2,085
Cash and cash equivalents — beginning of period	55,170	8,341

Cash and cash equivalents — end of period	$38,845	$10,438

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$17
Income taxes	$1,601	$934
Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock upon cashless exercise of warrants	$201	—
Accrued purchase price payments	—	$3,026
Accrued costs for public offering	—	$589
See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
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
     The Company completed an initial public offering of its common stock in December 2006.
     In connection with the Company’s initial public offering, or IPO:
•	There were 7.5 million shares of common stock sold at $11.00 per share to the public, comprising 5 million shares of common stock sold by the Company and 2.5 million shares of common stock sold by existing stockholders. The Company received gross proceeds of $55,000, or $47,549 after deducting underwriting discounts and commissions of $3,850 and offering costs of $3,601. Upon closing of the IPO, all shares of redeemable preferred stock automatically converted into 11,553,130 shares of common stock.

•	On January 4, 2007, the underwriters of the Company’s initial public offering exercised their over-allotment option to purchase an additional 1,125,000 shares of common stock of the Company from certain existing stockholders. The Company did not receive any proceeds from the sale of the shares of the selling stockholders.
     The Company completed a secondary offering of its common stock in August 2007.
     In connection with this secondary offering:
•	There were 2.8 million shares of common stock sold at $16.00 per share to the public, comprising 100,000 shares of common stock sold by the Company and 2.7 million shares of common stock sold by existing stockholders. The Company did not receive any proceeds from shares of common stock sold by the selling stockholders. The Company received gross proceeds of $1,600, or $1,002 after deducting underwriting discounts and commissions of $88 and offering costs of $510. The Company paid the offering costs of the selling stockholders.

•	On August 13, 2007, the underwriters of the Company’s secondary offering exercised their over-allotment option to purchase an additional 15,750 shares from the Company and 402,750 shares from one of the selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholder. The Company received gross proceeds of $252, or $238 after underwriting commissions of $14.
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
Basis of Presentation
     The accompanying consolidated balance sheet as of September 30, 2007, the consolidated statements of operations for the three and nine months ended September 30, 2007 and September 30, 2006, and the consolidated statements of cash flows for the nine months ended September 30, 2007 and September 30, 2006 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

     The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. The consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments considered necessary for the fair presentation of our statement of financial position as of September 30, 2007, our results of operations for the three and nine months ended September 30, 2007 and September 30, 2006, and cash flows for the nine months ended September 30, 2007 and September 30, 2006. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2007. Other than the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, there have been no significant changes in our accounting policies during the nine months ended September 30, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2006.
Use of Estimates
     GAAP requires us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock options issued, estimates in connection with the acquisition of Double-Take EMEA, and the allowance for doubtful accounts. The estimates and judgments upon which we rely are based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.
Goodwill
     The Company accounts for goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 requires that goodwill with indefinite lives is not amortized but reviewed for impairment if impairment indicators arise and, at a minimum, annually.
Revenue Recognition
     In accordance with EITF Issue No. 01-9, our revenue is reported net of rebates and discounts because we do not receive an identifiable benefit in exchange for the rebate or discount. The Company derives revenues from two primary sources or elements: software licenses and services. Services include customer support, consulting, installation services and training. A typical sales arrangement includes both software licenses and services. The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, and related interpretations to all transactions to determine the recognition of revenue.
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
Stock-Based Compensation
          Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the prospective transition method, which requires the Company to apply its provisions only to awards granted, modified, repurchased or cancelled after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on the grant-date fair value of stock option awards granted or modified after January 1, 2006. As the Company had used the minimum value method for valuing its stock options under SFAS 123, all options unmodified granted prior to January 1, 2006 continue to be accounted for under APB Opinion No. 25.

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
     The fair values of options granted were estimated at the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected Term	7 years	7 years	7 years	7 years
Volatility	76.29%	82.06%	76.29-80.64%	82.06%
Risk free rate	4.80%	4.79%	4.63% - 4.82%	4.36% - 5.12%
Dividend Yield	—	—	—	—
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
     The following table sets forth the computation of income (loss) per share:

	Three months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Net Income (loss) attributable to common stockholders	$3,308	$432	$13,738	$(1,116)

Weighted average common shares outstanding net of weighted-average shares subject to repurchase – basic	21,524,576	3,795,846	21,152,464	3,793,721
Dilutive effect of stock options	1,527,871	2,298,360	1,774,913	—
Dilutive effect of common stock warrants	—	128,202	23,015	—

Weighted average common shares outstanding net of weighted-average shares subject to repurchase – diluted	23,052,447	6,222,408	22,950,392	3,793,721

Basic net income (loss) per share	$0.15	$0.11	$0.65	$(0.29)
Diluted net income (loss) per share	$0.14	$0.07	$0.60	$(0.29)

The following potential common shares were excluded from the computation of diluted net income (loss) attributable to common stockholders per share because they had an anti-dilutive impact:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock options	633,874	237,121	647,374	3,020,303
Warrants	—	—	—
Redeemable convertible preferred stock	—	11,347,662	—	11,347,662

3. CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS
     Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, commercial paper, corporate bonds and other money market securities with remaining maturities at date of purchase of 90 days or less.
     Short term investments, which are carried at fair value, consist of commercial paper and corporate bonds with original maturities of one year or less.  The Company classifies these securities as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income. Interest received on these securities is included in interest income. Realized gains or losses upon disposition of available-for-sale securities are included in other income. As of September 30, 2007, the fair value of these securities approximated their cost.
4. PROPERTY AND EQUIPMENT
     Property and equipment consists of the following:

	September 30,	December 31,
	2007	2006
Equipment	$106	$95
Furniture and fixtures	506	460
Motor Vehicles	111	104
Computer hardware	5,947	4,561
Leasehold improvements	640	618

	7,310	5,838

Less accumulated depreciation and amortization	4,036	2,838

	$3,274	$3,000

5. INTANGIBLE ASSETS
     In connection with the acquisition of Double-Take EMEA, a portion of the contingent purchase price equal to the excess of the fair value of the assets acquired and liabilities assumed over the non-contingent portion of the purchase price was accrued in accordance with SFAS No. 141. Earn-out payments in excess of the initial amount recorded as a liability are recorded as additional purchase price and result in goodwill. For the nine months ended September 30, 2007, the Company paid aggregate earn-out payments of $4,484 to the former owners of Double-Take EMEA, $3,059 of which was recorded as goodwill. Earn-out payments to the former owners of Double-Take EMEA will continue through December 31, 2007.
     Intangible assets consist of the following:

	September 30,	December 31,
	2007	2006
Customer relationships	$2,267	$2,267
Less accumulated amortization	(614)	(274)

	$1,653	$1,993

Marketing relationships	$1,992	$1,992
Less accumulated amortization	(337)	(150)

	$1,655	$1,842

6. CONTINGENCIES
     In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, at September 30, 2007, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.

7. STOCKHOLDERS’ EQUITY
Common stock
     Options to purchase 812,977 and 6,186 shares of common stock were exercised for the nine months ended September 30, 2007 and September 30, 2006, respectively, and the Company received aggregated proceeds of $1,188 and $6, respectively.
Warrants
     For the nine months ended September 30, 2007, the Company issued 67,918 shares of common stock upon the exercise of warrants to purchase shares of common stock. The warrants were exercisable for up to 81,632 shares of common stock, however, pursuant to the terms of the warrant agreements, the holders of the warrants performed cashless exercises in which the Company issued fewer shares in lieu of receiving proceeds of $201.
As of September 30, 2007, no warrants were outstanding to purchase common stock.
Stock option plans
     In the nine months ended September 30, 2007, the Company issued options to purchase 489,153 shares of common stock, with a weighted average exercise price of $16.74 per share, which is based on exercise prices equal to the fair market value per share on the dates of grant. The weighted average fair value as of the grant date of the options issued was $12.43.
     A summary of the Company’s stock option activity for the nine months ended September 30, 2007 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2006	2,929,081	$3.12
Options granted	489,153	$16.74
Options cancelled	(93,626)	$10.22
Options exercised (1)	(812,977)	$1.46

Outstanding at September 30, 2007	2,511,631	$6.04

Options exercisable at September 30, 2007	1,604,958	$4.02

Options not vested at September 30, 2007(2)	906,673	$9.62

(1)	Intrinsic value of $12,043 and cash received of $1,188.

(2)	99,185 additional options are expected to vest in the remainder of 2007.
     The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
     The aggregate intrinsic value of stock options outstanding at September 30, 2007 was approximately $33,034. The aggregate intrinsic value of stock options exercisable at September 30, 2007 was approximately $24,425.
     All options granted are equity awards and the Company has not granted any liability awards. The Company expects to recognize future compensation costs aggregating $6,901 for options granted but not vested as of September 30, 2007. Such amount will be recognized over the weighted average requisite service period, which is expected to be approximately 3 years. The options generally have a contractual life of ten years.
     The following table presents the stock-based compensation expense for the three and nine months ended September 30, 2007 and September 30, 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenue, maintenance and professional services	$62	$27	$129	$51
Sales and marketing	165	53	309	104
Research and development	85	62	183	115
General and administrative	828	344	1,274	915

	$1,140	$486	$1,895	$1,185

Executive bonus plans
     In February 2006, the Company issued 67,998 shares of Series C Preferred to certain of its executives and recorded a compensation charge of $102 based on the fair value of the Series C Preferred at $1.50 per share. In connection with the completion of the Company’s initial public offering in December 2006, all preferred shares were converted into common shares.
8. INCOME TAXES
     In the three and nine months ended September 30, 2007, the Company recorded a current tax expense of $2,055 and $5,167 related to income generated during the periods using an effective tax rate expected to be in effect for the full year.
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
     The Company analyzes the carrying value of its deferred tax assets on a regular basis. Because the Company has delivered consistent profitability over the past two years, it was concluded that it was more likely than not that the Company would generate sufficient taxable income to utilize the benefit from the net operating loss carryforwards eligible to be used in 2007 and 2008. As a result, as of June 30, 2007, the Company reversed the valuation allowance on $5,698 of deferred tax assets. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. As of September 30, 2007, the remaining valuation allowance on the deferred tax asset is approximately $19,300 and will be maintained until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
     The Company adopted the provisions of FIN 48 on January 1, 2007. The application of this Interpretation requires a two-step process that separates recognition from measurement. Upon implementing FIN 48 and performing the analysis, we did not recognize any uncertain tax positions and during the nine months ended September 30, 2007, we did not recognize any increase or decrease to reserves for uncertain tax positions.
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
9. PROFIT SHARING PLAN
     Effective March 1, 1996, the Company adopted a defined contribution plan (the “Plan”), which, as amended, qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who meet eligibility requirements. Employer contributions are discretionary. The Company recorded an expense of $55, $227, $0 and $0 for the three and nine months ended September 30, 2007 and September 30, 2006, respectively.
10. SEGMENT INFORMATION
     The Company operates in one reportable segment.

     The Company operates in three geographic regions: North America, Europe, Middle East & Africa and Asia-Pacific. All transfers between geographic regions have been eliminated from consolidated revenues. Revenue, long-lived assets and intangible assets by geographic region are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
North America	$14,347	$10,843	$38,299	$30,617
Europe, Middle East & Africa	6,423	5,016	19,232	9,661
Asia-Pacific	537	557	1,713	1,509

	$21,307	$16,416	$59,244	$41,787

	September 30,	December 31,
	2007	2006
Long-lived assets:
North America	$3,037	$2,733
Europe, Middle East & Africa	237	267
Asia-Pacific	—	—

	$3,274	$3,000

	September 30,	December 31,
	2007	2006
Intangible assets and goodwill:
North America	$—	$—
Europe, Middle East & Africa	6,367	3,835
Asia-Pacific	—	—

	$6,367	$3,835

11. RELATED PARTY TRANSACTIONS
     The Company has had transactions with Sunbelt Software Distribution, Inc., or Sunbelt Distribution. An officer of the Company who joined the Company as a result of the acquisition of Double-Take EMEA is Chairman of Sunbelt Distribution. The balances and transactions with Sunbelt Distribution are described below:

September 30, 2007
Trade Receivable	$2,104
Trade Payable	$13

	Three Months Ended	Three Months Ended	Nine Months Ended	May 24, 2006 through
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006 (1)
Sales to Sunbelt Distribution	$2,708	$1,765	$7,511	$2,780
Purchases from Sunbelt Distribution	$68	$63	$176	$139
(1) The related party information includes only information after the date of the acquisition of Double-Take EMEA. The acquisition date was May 23, 2006.
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
     The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in this section of our Form 10-Q and in the “Risk Factors” section in our annual report on Form 10-K, which we filed with the SEC on March 29, 2007 and the Risk Factors section of our Prospectus that forms a part of our Registration Statement on Form S-1, as amended, which Prospectus was filed pursuant to Rule 424(b)(1) on August 10, 2007 (Registration No. 333-144746). You should read these factors and the other cautionary statements made in this Form 10-Q in combination with the more detailed description of our business in our annual report on Form 10-K as being applicable to all related forward-looking statements wherever they appear in this quarterly report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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
     In recent years, we have experienced substantial growth, increasing our total revenue from $14.3 million for the year ended December 31, 2002 to $60.8 million for the year ended December 31, 2006, and we have gone from having net losses of $14.3 million to a net income of $6.8 million during that same period. Revenue for the nine months ended September 30, 2007 totaled $59.2 million and we recorded net income of $13.7 million. We believe that our focus on providing affordable replication software to companies of all sizes through an efficient direct sales team and a robust distribution network has been instrumental to our continued revenue growth. Revenue generated by sales of our software represented 59% and 63% of our total revenue in the nine months ended September 30, 2007 and September 30, 2006, respectively. Sales of maintenance and professional services generated the remainder of our revenue.
     As a result of our investments in developing our software and establishing our broad distribution network, as well as legal fees and settlement costs associated with the defense and settlement of a legal case involving our intellectual property, we experienced significant operating losses through 2005. Our ability to increase the productivity of our sales force and distribution partners while controlling our other expenses has driven an improvement in our results, from an operating loss of $3.8 million and a net loss of $3.8 million in 2005 to an operating income of $7.0 million and net income of $6.8 million in 2006. Our acquisition of Double-Take EMEA on May 23, 2006 has also contributed to our improved results. We achieved operating income of $11.1 million and net income of $13.7 million for the nine months ended September 30, 2007.
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
     Software sales made to or through our indirect channels such as distributors, value-added resellers and OEMs generated approximately 94% of total software revenue in the nine months ended September 30, 2007 and September 30, 2006. During the nine months ended September 30, 2007 and September 30, 2006, approximately 6% of our software sales were made solely by our direct sales force, approximately 12% and 19%, respectively, were made to our distributors for sale to value-added resellers, approximately 75% and 67%, respectively, were made directly through resellers and approximately 7% and 8%, respectively, were made through OEMs, primarily Hewlett-Packard Co. We believe that we will need to continue to maintain close relationships with our partners to sustain and increase profitability. We have no current plans to focus future growth on one distribution channel versus another.
     In the nine months ended September 30, 2007, the median price of sales of Double-Take software licenses to customers was approximately $4,000 and the average sales cycle was less than three months. On May 1, 2007, we implemented a nominal price increase across all of our products except in a few international markets where the price was already commensurate with the nominal price increase. We believe that relatively small deal levels have contributed to more balanced sales throughout the quarter and more predictable revenue streams in comparison to other software companies with perpetual license models.
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
     Our software revenue generated approximately 59% and 63% of our total revenue in the nine months ended September 30, 2007 and September 30, 2006, respectively. Our software revenue generally experiences some seasonality. Many organizations make the bulk of their information technology purchases, including software, in the second half of the year. We believe that this generally has resulted in higher revenue generated by software sales during the last half of any year. We believe this pattern is consistent in 2007. Software revenue has increased each consecutive quarter during 2007.
     Maintenance and Professional Services.  We also generate revenue by providing our customers with maintenance comprised of software updates and product support. We generally include our maintenance for a designated period in the price of the software at the time of sale. In addition, some of our customers enter into a maintenance agreement for periods longer than a year. These agreements entitle our customers to software updates on a when-and-if-available basis and product support for an annual fee based on the licenses purchased and the level of service subscribed. Almost all of our customers that purchase maintenance pay the entire amount payable under the agreement in advance, although we recognize maintenance revenue ratably over the term of the agreement. This policy has contributed to increasing deferred revenue balances on our balance sheet and positive cash flow from operations.
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
     Of total maintenance and professional services revenue, maintenance revenue represented 88% and 86% in the nine months ended September 30, 2007 and September 30, 2006, respectively. Professional services generated the remainder of our total maintenance and professional services revenue in these periods.
     Of our total revenue, maintenance revenue represented 36% and 32% in the nine months ended September 30, 2007 and September 30, 2006, respectively. Professional services accounted for 5% of our total revenue in the nine months ended September 30, 2007 and September 30, 2006. Our maintenance and professional services revenue historically has generated lower gross margins than our software revenue. The gross margin generated by our maintenance and professional services revenue was 76% and 72% in the nine months ended September 30, 2007 and September 30, 2006, respectively. We expect the proportion of revenue derived from sales of maintenance to increase in the future as we increase the number of software licenses sold and in service. As the percentage of total revenue attributable to maintenance increases, our overall gross margins will be adversely affected.
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
Results of Operations
     Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Revenue. We derive our revenue from sales of our products and support and services. Revenue increased 30% to $21.3 million, from $16.4 million for the three months ended September 30, 2007 compared to September 30, 2006. Of our total revenue in the three months ended September 30, 2007, 88% was attributable to sales to or through our indirect channels such as distributors, value-added resellers and OEMs, which was a decrease from 96% of our total revenue attributable to sales to or through our indirect channels for the three months ended September 30, 2006. This percentage can vary from quarter to quarter and we do not plan to significantly increase our proportion of sales from direct sales. Of our total revenue in the three months ended September 30, 2007, 12% was attributable to direct sales to end users, an increase from 4% of our total revenue attributable to end users in the three months ended September 30, 2006.
     Software License Revenue. Software revenue increased $2.4 million, or 23%, from $10.2 million in the three months ended September 30, 2006 to $12.6 million in the three months ended September 30, 2007. The increase in software revenue was primarily due to the increased number of software licenses sold resulting from broader demand for, and acceptance of, our software.
     Maintenance and Professional Services Revenue. Maintenance and professional services revenue increased $2.5 million, or 41%, from $6.2 million in the three months ended September 30, 2006 to $8.7 million in the three months ended September 30, 2007. Maintenance and professional services revenue represented 38% of our total revenue in the three months ended September 30, 2006 and 41% of our total revenue in the three months ended September 30, 2007. Maintenance revenue increased $2.4 million, or 46%, from $5.3 million in the three months ended September 30, 2006 to $7.7 million in the three months ended September 30, 2007. The increase in maintenance revenue was attributable to higher sales to our expanding base of customers in both North America and through Double-Take EMEA as well as continued maintenance renewals from our existing customers. Professional services revenue increased $0.1 million, or 8%, from $0.9 million in the three months ended September 30, 2006 to $1.0 million in the three months ended September 30, 2007. The slight increase in professional services revenue was due to more professional service deliveries due to an increase in professional services personnel as well as increased revenue generated by Double-Take EMEA.
     Cost of Revenue and Gross Profit
     Total cost of revenue decreased $0.2 million, or 10%, from $2.2 million for the three months ended September, 30 2006 to $2.0 million in the three months ended September 30, 2007. Total cost of revenue represented 14% of our total revenue in the three months ended September 30, 2006 and 9% of our total revenue in the three months ended September 30, 2007.
     Cost of software revenue decreased $0.4 million, or 86%, from $0.5 million for the three months ended September 30, 2006 to $0.1 million for the three months ended September 30, 2007. The decrease was due to cost of software for Double-Take EMEA sales in the three month period ending September 30, 2006 relating to the inventory of Double-Take products on hand at May 23, 2006 of $1.4 million. The balance of the inventory was sold from the acquisition date through the three months ended March 31, 2007, resulting in no similar cost of revenue for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Cost of software revenue represented 5% and 1% of our software revenue in the three months ended September 30, 2006 and September 30, 2007, respectively.
     Cost of services revenue increased $0.2 million, or 13%, from $1.7 million for the three months ended September 30, 2006 to $1.9 million in the three months ended September 30, 2007. The increase was primarily a result of an increase in personnel. Cost of services revenue represented 28% of our services revenue in the three months ended September 30, 2006 and 22% in the three months ended September 30, 2007.
     Gross profit increased $5.1 million, or 36%, from $14.2 million for the three months ended September 30, 2006 to $19.3 million for the three months ended September 30, 2007. Gross margin increased from 86% in the three months ended September 30, 2006 to 91% in the three months ended September 30, 2007. This increase is primarily related to higher cost of software revenue relating to Double-Take EMEA’s inventory in the three months ended September 30, 2006.

     Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased $1.3 million, or 23%, from $5.6 million for the three months ended September 30, 2006 to $6.9 million for the three months ended September 30, 2007. The increase was substantially due to increased compensation expense related to an increase in personnel as well as increased commission expense resulting from increased sales.
     Research and Development. Research and development expenses increased $0.2 million, or 10%, from $2.8 for the three months ended September 30, 2006 to $3.0 million for the three months ended September 30, 2007. The increase primarily resulted from higher compensation expense of $0.1 million due to an increase in personnel and $0.1 million from outsourced development projects.
     General and Administrative. General and administrative expenses increased $1.5 million, or 59%, from $2.6 million for the three months ended September 30, 2006 to $4.1 million for the three months ended September 30, 2007. The increase was substantially related to an increase of $0.5 million in compensation expense in the three months ended September 30, 2007 attributable to stock option expense, a $0.1 increase in compensation due to increased personnel, an increase in insurance expense of $0.2 million related to higher premiums associated with coverages for a public company, an increase of $0.3 million in legal and accounting fees due to being a public company, an increase of $0.4 million of costs from Double-Take EMEA primarily related to personnel expense, and a $0.3 decrease in bad debt expense.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.1 million, or 23%, from $0.5 million in the three months ended September 30, 2006 to $0.6 million for the three months ended September 30, 2007. The increase was attributable to increased depreciation expense associated with increased capital expenditures.
     Interest Income. Interest income increased $0.7 million, or 767%, from $0.1 million for the three months ended September 30, 2006 to $0.8 million for the three months ended September 30, 2007. The increase is attributable to higher balances in our cash and short term investment accounts, mainly as a result of our initial public offering in December 2006, our secondary offering in August 2007, and our positive cash flow from operations.
     Foreign Exchange gains (losses)
     Foreign currency losses increased a nominal amount due to foreign currency fluctuations related to Double-Take EMEA for the three months ended September 30, 2007.
     Income Tax Expense (Benefit)
     Income tax expense increased by $1.8 million, or 548%, from $0.3 million for the three months ended September 30, 2006 to $2.1 million for the three months ended September 30, 2007 substantially as a result of increased taxable income generated from operations in the United States. In the three months ended September 30, 2007, we recorded a current tax expense of $2.1 million related to income generated during the period using an effective tax rate expected to be in effect for the full year.
     In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. As of September 30, 2007, the valuation allowance against net deferred tax assets, which are primarily comprised of net operating loss carryforwards as a result of operating losses incurred since inception, is approximately $19.3 million. Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which is uncertain. Accordingly, the net deferred tax assets were offset by the valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2011 and 2025. Utilization of these net operating losses and credit carryforwards are subject to annual limitations due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable due to “ownership changes” that have occurred. The valuation allowance as of September 30, 2007 will be maintained until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation.

     Net Income
     Net income increased $0.8 million, or 32%, from $2.5 million for the three months ended September 30, 2006 to $3.3 million for the three months ended September 30, 2007. This increase is substantially related to our revenue growth of $4.9 million during the three months ended September 30, 2007. The increase in revenue is a result of the continued leverage of our existing sales forces and partners to generate revenue. Operating expenses increased by only $3.2 million in the same period as we are continuing to focus on expense control. The revenue and operating expenses are partially offset by the increase in income tax expense of $1.8 million and the increase in net interest income and foreign currency expense of $0.6 million.
     Preferred Stock
     Accretion on our Series B and Series C Preferred stock decreased from $1.3 million in the three months ended September 30, 2006 to $0.0 million in the three months ended September 30, 2007. The accretion increased the carrying value of the preferred shares from their carrying value to their redemption value on a straight-line basis over the period from the investment date to the mandatory redemption date. Accretion ceased as of November 12, 2006, the original redemption date for both issuances.
     Dividends on our Series B and Series C Preferred stock decreased from $0.7 million in the three months ended September 30, 2006 to $0.0 million in the three months ended September 30, 2007. In connection with our public offering in December 2006, our Series B and Series C Preferred stock converted into an aggregate of 11,553,130 shares of common stock. Thus, there are no dividends for the three months ended September 30, 2007.
     Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Revenue. We derive our revenue from sales of our products and support and services. Revenue increased 42% to $59.2 million, from $41.8 million for the nine months ended September 30, 2007 compared to September 30, 2006. Revenue for the nine months ended September 30, 2007 includes revenue from Double-Take EMEA for the full nine months whereas revenue for the nine months ended September 30, 2006 only includes revenue from Double-Take EMEA from the acquisition date of May 23, 2006 through September 30, 2006. Of our total revenue in the nine months ended September 30, 2007, 91% was attributable to sales to or through our indirect channels such as distributors, value-added resellers and OEMs, which was a decrease from 94% of our total revenue attributable to sales to or through our indirect channels in the nine months ended September 30, 2006. Of our total revenue in the nine months ended September 30, 2007, 9% was attributable to direct sales to end users, an increase from 6% of our total revenue attributable to end users in the nine months ended September 30, 2006.
     Software License Revenue. Software revenue increased $8.8 million, or 33%, from $26.2 million in the nine months ended September 30, 2006 to $35.0 million in the nine months ended September 30, 2007. The increase in software revenue was primarily due to increased volume of $3.8million resulting from broader demand for, and acceptance of, our software, $0.7 million from new products available during the nine months ended September 30, 2007, and $4.3 million from sales through Double-Take EMEA, which was acquired on May 23, 2006.
     Maintenance and Professional Services Revenue. Maintenance and professional services revenue increased $8.8 million, or 56%, from $15.5 million in the nine months ended September 30, 2006 to $24.3 million in the nine months ended September 30, 2007. Maintenance and professional services revenue represented 37% of our total revenue in the nine months ended September 30, 2006 and 41% of our total revenue in the nine months ended September 30, 2007. Maintenance revenue increased $7.9 million, or 60%, from $13.3 million in the nine months ended September 30, 2006 to $21.2 million in the nine months ended September 30, 2007. The increase in maintenance revenue was attributable to higher sales to our expanding base of customers, continued maintenance revenue from our existing customers, as well as maintenance revenue of $4.5 million generated by Double-Take EMEA, which was acquired on May 23, 2006. Professional services revenue increased $0.8 million, or 35%, from $2.2 million in the nine months ended September 30, 2006 to $3.1 million in the nine months ended September 30, 2007. The increase in professional services revenue was due to more professional service deliveries due to an increase in professional services personnel as well as $0.7 million of revenue generated by Double-Take EMEA which was acquired on May 23, 2006.

     Cost of Revenue and Gross Profit
     Total cost of revenue increased $0.2 million, or 4%, from $5.8 million for the nine months ended September 30, 2006 to $6.0 million in the nine months ended September 30, 2007. Total cost of revenue represented 14% of our total revenue in the nine months ended September 30, 2006 and 10% of our total revenue in the three months ended September 30, 2007.
     Cost of software revenue decreased $1.1 million, or 84%, from $1.3 million in the nine months ended September 30, 2006 to $0.2 million in the nine months ended September 30, 2007. The decrease was due to cost of software for Double-Take EMEA sales in the period from May 24, 2006 through September 30, 2006 relating to the inventory of Double-Take products on hand at May 23, 2006 of $1.4 million. The balance of the inventory was sold from the acquisition date through the three months ended March 31, 2007, resulting in a decrease of similar cost of revenue for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Cost of software revenue represented 5% and 1% of our software revenue in the nine months ended September 30, 2006 and September 30, 2007.
     Cost of services revenue increased $1.4 million, or 31%, from $4.4 million for the nine months ended September 30, 2006 to $5.8 million in the nine months ended September 30, 2007. The increase was the result of higher employee compensation of $0.6 million and $0.1 of travel expenses due to an increase in the number of our maintenance and professional services personnel and $0.7 million of costs of maintenance and professional services personnel of Double-Take EMEA which was acquired on May 23, 2006. Cost of services revenue represented 28% of our services revenue in the nine months ended September 30, 2006 and 24% of our services revenue in the nine months ended September 30, 2007.
     Gross profit increased $17.2 million, or 48%, from $36.0 million for the nine months ended September 30, 2006 to $53.2 million for the nine months ended September 30, 2007. Gross margin increased from 86% in the nine months ended September 30, 2006 to 90% in the nine months ended September 30, 2007. This increase is primarily related to the lower cost of revenue in the nine months ended September 30, 2007 as a result of the use of Double-Take EMEA’s inventory during the nine months ended September 30, 2006 and the increased maintenance revenue in the nine months ended September 30, 2007 from Double-Take EMEA.
     Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased $5.1 million, or 33%, from $15.6 million for the nine months ended September 30, 2006 to $20.7 million for the nine months ended September 30, 2007. The increase was substantially due to an increase of compensation and commission expense of $1.4 million resulting from increased sales and headcount, an increase of $0.6 million in marketing and advertising related to creating Double-Take brand awareness and an increase of $2.9 million of costs of sales and marketing efforts through Double-Take EMEA which was acquired on May 23, 2006.
     Research and Development. Research and development expenses increased $1.0 million, or 13%, from $7.8 million for the nine months ended September 30, 2006 to $8.8 million for the nine months ended September 30, 2007. The increase resulted primarily from higher compensation expense of $0.6 million due to an increase in personnel and $0.4 million from outsourced development projects.
     General and Administrative. General and administrative expenses increased $4.6 million, or 73%, from $6.4 million for the nine months ended September 30, 2006 to $11.0 million for the nine months ended September 30, 2007. The increase was substantially related to an increase of $1.0 million in compensation expense in the nine months ended September 30, 2007 attributable to stock option expense, $0.2 million associated with an increase in headcount, an increase in insurance expense of $0.6 million related to higher premiums associated with coverages for a public company, an increase of $1.0 million in legal and accounting fees due to being a public company and an increase of $1.5 million of costs from Double-Take EMEA which was acquired on May 23, 2006.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million, or 56%, from $1.1 million for the nine months ended September 30, 2006 to $1.7 million for the nine months ended September 30, 2007. The increase was attributable to increased depreciation expense associated with increased capital expenditures, which were applied primarily for product development and other computer-related equipment, as well as amortization related to the intangible assets acquired in the Double-Take EMEA acquisition.
     Interest Income. Interest income increased $2.0 million, or 939%, from $0.2 million for the nine months ended September 30, 2006 to $2.2 million for the nine months ended September 30, 2007. The increase is attributable to higher balances in our cash and short term investment accounts, mainly as a result of our initial public offering in December 2006, our secondary offering in August 2007, and our positive cash flow from operations.

     Foreign Exchange gains (losses)
     Foreign currency losses increased a nominal amount due to foreign currency fluctuations related to Double-Take EMEA for the nine months ended September 30, 2007.
     Income Tax Expense (Benefit)
     Income tax expense was $0.4 million for the nine months ended September 30, 2006 and was a benefit of $0.5 million for the nine months ended September 30, 2007. In the nine months ended September 30, 2007, we recorded a current tax expense of $5.2 million related to income generated during the period using an effective tax rate expected to be in effect for the full year. Because we have delivered consistent profitability over the past two years, we concluded that it was more likely than not that we would generate sufficient taxable income to utilize the benefit from our net operating loss carryforwards eligible to be used in 2007 and 2008. As a result, the Company reversed the valuation allowance on $5.7 million of deferred tax assets resulting in a net benefit of $0.5 million for the nine months ended September 30, 2007.
     In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. As of September 30, 2007, the valuation allowance against net deferred tax assets, which are primarily comprised of net operating loss carryforwards as a result of operating losses incurred since inception, is approximately $19.3 million. Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which is uncertain. Accordingly, the net deferred tax assets were offset by the valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2011 and 2025. Utilization of these net operating losses and credit carryforwards are subject to annual limitations due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable due to “ownership changes” that have occurred. The valuation allowance as of September 30, 2007 will be maintained until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation.
     Net Income
     Net income increased $8.7 million, or 172%, from $5.0 million for the nine months ended September 30, 2006 to $13.7 million for the nine months ended September 30, 2007. This increase is primarily related to our revenue growth of $17.5 million during the nine months ended September 30, 2007 while operating expenses have increased by only $11.3 million in the same period. This increase was the result of our continued focus on expense control and continuing to leverage our existing sales force and partners to generate incremental revenue, as well as our acquisition of Double-Take EMEA, which occurred on May 23, 2006. The other contributing factors are the reversal of the valuation allowance on our deferred tax assets as well as increased interest income during the nine months ended September 30, 2007.
     Preferred Stock
     Accretion on our Series B and Series C Preferred stock decreased from $4.0 million in the nine months ended September 30, 2006 to $0.0 million in the nine months ended September 30, 2007. The accretion increased the carrying value of the preferred shares from their carrying value to their redemption value on a straight-line basis over the period from the investment date to the mandatory redemption date. Accretion ceased as of November 12, 2006, the original redemption date for both issuances.
     Dividends on our Series B and Series C Preferred stock decreased from $2.2 million in the nine months ended September 30, 2006 to $0.0 million in the three months ended September 30, 2007. In connection with our initial public offering in December 2006, our Series B and Series C Preferred stock converted into an aggregate of 11,553,130 shares of common stock. Thus, there are no dividends for the nine months ended September 30, 2007.
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
Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the prospective transition method, which requires the Company to apply its provisions only to awards granted, modified, repurchased or cancelled after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on the grant-date fair value of stock option awards granted or modified after January 1, 2006. As the Company had used the minimum value method for valuing its stock options under SFAS 123, all unmodified options granted prior to January 1, 2006 continue to be accounted for under APB Opinion No. 25.
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
     The fair values of options granted were estimated at the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected Term	7 years	7 years	7 years	7 years
Volatility	76.29%	82.06%	76.29-80.64%	82.06%
Risk free rate	4.80%	4.79%	4.63% - 4.82%	4.36% - 5.12%
Dividend Yield	—	—	—	—
Income Taxes
     In the three and nine months ended September 30, 2007, we recorded a current tax expense of $2.1 million and $5.2 million related to income generated during the periods using an effective tax rate expected to be in effect for the full year.
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

     We analyze the carrying value of our deferred tax assets on a regular basis. Because we have delivered consistent profitability over the past two years, we concluded that it was more likely than not that we would generate sufficient taxable income to utilize the benefit from our net operating loss carryforwards eligible to be used in 2007 and 2008. As a result, in the nine months ended September 30, 2007, we reversed the valuation allowance on $5.7 million of deferred tax assets. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. As of September 30, 2007, the remaining valuation allowance is approximately $19.3 million. This valuation allowance will be maintained until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
     We adopted the provisions of FIN 48 on January 1, 2007. The application of this Interpretation requires a two-step process that separates recognition from measurement. Upon implementing FIN 48 and performing the analysis we did not recognize any uncertain tax positions and during the nine months ended September 30, 2007, we did not recognize any increase or decrease to reserves for uncertain tax positions.
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
Liquidity and Capital Resources
Overview
     During the development stages of our business, we incurred significant losses from operating activities. Since the three months ended June 30, 2005, however, our operations have generated sufficient cash flow to meet the cash requirements of our business, including our operating, capital and other cash requirements. Our ability to sustain a level of positive cash flow from operations that is sufficient to continue to meet all of our future operating, capital and other cash requirements is subject to the risks associated with our business, including those described under “Risk Factors” in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on March 29, 2007, and those described under “Risk Factors” in our Prospectus that forms a part of our Registration Statement on Form S-1, as amended, which Prospectus was filed pursuant to Rule 424(b)(1) on August 10, 2007 (Registration No. 333-144746), and to changes in our business plan, capital structure and other events.
     From the start of our operations in 1991 until the three months ended June 30, 2005, we financed our operations primarily through the issuance of preferred stock and common stock. Since the three months ended June 30, 2005, we have primarily financed our operations through internally generated cash flows. In December 2006, we received $47.5 million in net proceeds from our initial public offering. As of September 30, 2007, we had cash and short term investments of $67.4 million and accounts receivable of $16.1 million.
     In January 2006, in connection with the settlement of an intellectual property dispute reached in December 2005, we paid $3.8 million to another company. We also agreed to make future payments of $0.5 million in each of January 2007, 2008, 2009 and 2010, which we collateralized by a $2.0 million letter of credit to that company. In December 2006, we purchased $0.5 million of the company’s products which was paid for in January 2007 and the letter of credit was reduced to $1.5 million. Our future obligations under the settlement will be reduced on a dollar-for-dollar basis to the extent that we purchase or resell the other company’s products.
     In May 2006, we paid $1.1 million to the former stockholders of Double-Take EMEA, which was our primary distributor in Europe, the Middle East and Africa as the initial payment for the acquisition of that company. Subsequent payments totaling $6.9 million have been made through September 30, 2007. The remaining portion of the total purchase price, which we estimate will range between $2.0 million and $3.0 million, will be payable in monthly increments based upon a specified percentage of the intercompany amounts paid by Double-Take EMEA to us each month in respect of purchases under our intercompany distribution agreement with Double-Take EMEA through December 31, 2007. A portion of our earn-out payments are held in escrow through December 31, 2007, to satisfy claims against the selling shareholders that we may have from time to time as a result of breaches of representations, warranties or covenants.

     At September 30, 2007, we had no borrowings under our existing credit facility with Silicon Valley Bank (“Bank”). There was a letter of credit relating to our settled legal proceeding (noted above) outstanding for $1.5 million
     In May 2007, we entered into an amendment to our credit facility that extended the term of the facility to April 29, 2008. Under the terms of the amended credit facility, our maximum borrowings are $2 million less the aggregate amounts undrawn on all outstanding letters of credit, foreign exchange contracts, or any other accommodations issued or incurred, or caused to be issued or incurred by the bank. Up to $0.5 million of the facility is available for foreign exchange contracts. The rate of interest for this facility is 0.75% above the prime rate. The facility is collateralized by all of our assets, excluding our intellectual property.
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
Sources and Uses of Cash

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)
Cash flow data:
Net cash provided by operating activities	$12,204	$5,397
Net cash used by investing activities	(34,483)	(2,432)
Net cash provided by (used in) financing activities	6,007	(880)
Effect of exchange rate changes on cash and cash equivalents	(53)	12

Net increase (decrease) in cash and equivalents	(16,325)	2,097
Cash and cash equivalents, beginning of period	55,170	8,341

Cash and equivalents, end of period	$38,845	$10,438

Cash Flows from Operating Activities
     Cash provided by operating activities increased in the nine months ended September 30, 2007 compared to September 30, 2006 primarily due to having $13.7 million of net income in the nine months ended September 30, 2007 as opposed to a net income of $5.0 million in the nine months ended September 30, 2006. Other factors that contributed to the increase were our continued growth of deferred revenue of $1.4 million, which was a result of our increase in software license sales and maintenance renewals, the decrease in accounts payable and accrued expenses and other liabilities of $2.7 million resulting from payments made during the nine months ended September 30, 2007, and increased depreciation, amortization and stock option expense of $1.3 million. These increases in cash flow from operations were partially offset by the increase in accounts receivable of $2.7 million resulting from slower collections and growth in receivables associated with the growth in revenue, the change in inventory of $1.2 million as a result of Double-Take EMEA using the inventory and the release of the valuation allowance of $2.8 million on deferred tax assets that has not been utilized.
Cash Flows from Investing Activities
     Cash used in investing activities increased in the nine months ended September 30, 2007 compared to September 30, 2006 primarily due to purchases of short term investments with the proceeds of our initial public offering, increased research and development lab equipment expenditures, and our acquisition of Double-Take EMEA on May 23, 2006. As we continue to make earn-out payments related to our acquisition of Double-Take EMEA, which we estimate will range between $2.0 and $3.0 million, we expect that cash used in investing activities will continue to increase until the end of the earn-out period at the end of 2007.

Cash Flows from Financing Activities
     Cash provided by financing activities increased $6.9 million in the nine months ended September 30, 2007 compared to September 30, 2006 due to tax benefits associated with stock based compensation, proceeds associated with exercises of stock options, and net proceeds from the secondary offering completed in August 2007. This was offset by additional costs paid in connection with the public offering.
Off-Balance Sheet Arrangements
     As of September 30, 2007, other than our operating leases and letter of credit, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
Item 1A. Risk Factors.
     An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our annual report on Form 10-K, which we filed with the SEC on March 29, 2007, the Risk Factors set forth in our Form S-1, as amended, originally filed with the SEC on July 20, 2007, and all of the other information set forth in this Form 10-Q and our Form 10-K before deciding to invest in our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
     None.
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
Item 3. Defaults Upon Senior Securities.
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     On November 9, 2007, we entered into letter agreements with each of Dean Goodermote, our President, Chief Executive Officer and Chairman of the Board of Directors, S. Craig Huke, our Chief Financial Officer, Daniel Jones, our Vice President of Sales and Marketing, and Michael Lesh, our Vice President of Professional Services and Support, and an amended and restated employment/severance agreement with David Demlow, our Chief Technology Officer. The letter agreements with Messrs. Goodermote, Huke, Jones and Lesh provide for severance payments, in the event that their employment with us is terminated without cause, in the amount of one times such person’s annual salary, which amounts will be paid in accordance with the Company’s regular payroll periods, and provide for the continuation of certain health care benefits for a 12-month period following such person’s termination. The payments and benefits under the letter agreements are subject to each person executing and not revoking a release of claims shortly after that person’s termination and compliance with the terms of a non-disclosure agreement between us and that person. The agreement with Mr. Demlow provides for severance payments, in the event of his termination without cause, in the amount of one times his annual salary and the continuation of certain health care benefits for a 12-month period following his termination, if he abides by certain non-competition provisions and a non-disclosure agreement, and signs a termination agreement at the time of his termination.

     The description of the letter agreements and the amended and restated employment/severance agreement in this Item 5 is qualified in its entirety by reference to the full text of those agreements, copies of which are attached hereto as Exhibits 10.48 and 10.50 and incorporated herein by reference.
Item 6. Exhibits.

Exhibit No.	Exhibit Description
10.48	Form of Change in Control Severance Agreement between Double-Take Software, Inc and Dean Goodermote, S. Craig Huke, Daniel M. Jones and Michael Lesh

10.49	Amended and Restated Employment/Severance Agreement, dated November 9, 2007, between Double-Take Software, Inc and Robert L. Beeler

10.50	Amended and Restated Employment/Severance Agreement, dated November 9, 2007, between Double-Take Software, Inc and David J. Demlow

31.01	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUBLE-TAKE SOFTWARE, INC.
November 14, 2007	By:	/s/ S. Craig Huke
S. Craig Huke
Chief Financial Officer (Principal Financial and Principal Accounting Officer)