Form 10-K
period 2007-12-31
Double-Take Software, Inc.
filed 2008-03-17
CIK 1370314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33184
Double-Take Software, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0230046
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)
257 Turnpike Road, Suite 210	01772
Southborough, Massachusetts	(Zip Code)
(Address of principal executive offices)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐     NO ☑

As of June 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Common Stock held by nonaffiliates was approximately $346.9 million.

The number of shares of Registrant’s Common Stock outstanding as of February 29, 2008 was 21,945,514.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2008 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

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

We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this annual report include statements about:

•	competition and competitive factors in the markets in which we operate;

•	demand for replication software;

•	the advantages of our technology as compared to others;

•	changes in customer preferences and our ability to adapt our product and services offerings;

•	our ability to obtain and maintain distribution partners and the terms of these arrangements;

• our plans for future product developments;

•	the integration of TimeSpring Software Corporation, now known as Double-Take Software Canada, Inc. and TimeData products into our business;

•	our ability to develop and maintain positive relationships with our customers;

•	our ability to maintain and establish intellectual property rights;

•	our ability to retain and hire necessary employees and appropriately staff our development, marketing, sales and distribution efforts;

•	our cash needs and expectations regarding cash flow from operations;

•	our ability to manage and grow our business and execution of our business strategy; and

•	our financial performance.

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

Overview

Double-Take Software develops, sells and supports affordable software that reduces downtime and protects data for business-critical systems. We believe that we are the leading supplier of replication software for Microsoft server environments and that our business is distinguished by our focus on software license and recurring maintenance sales, our productive distribution network and our efficient services infrastructure. Organizations of all sizes increasingly rely on application systems and stored electronic data to conduct business. Threats of business disruptions from events such as 9/11 and Hurricane Katrina and new regulations that have increased data protection requirements for businesses in many industries are causing more organizations to re-examine their data and server recovery strategies. Our software responds to these needs by continuously replicating changes made to application data on a primary operating server to a duplicate server located on- or off-site. Because the duplicate server can commence operating in place of the primary server at almost any time, our software facilitates rapid failover and application recovery in the event of a disaster or other service interruption. With our recent acquisition of TimeSpring Software Corporation (“TimeSpring”), now known as Double-Take Software Canada, Inc. (“Double-Take Canada”) and its TimeData products we can also recover data from almost any point in time from a repository located on- or off-site.

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

We sell our software through multiple channels, including a global distribution network that is supported by an experienced direct sales force. Our distribution partners include leading server manufacturers, such as Dell Computer Corporation and Hewlett-Packard Company, leading distributors, such as Bell Microproducts Inc. and Tech Data Corporation, and over 500 value-added resellers that we believe are generally well-connected with small- and medium-sized enterprises. Our direct sales force augments the revenue generated by our distribution partners and actively supports them in their third-party sales efforts.

Our broad distribution network, coupled with affordable price points, feature-rich proven software, modest implementation costs and dependable support, makes our software accessible and scalable from small enterprises of 20 people to Fortune 500 companies. As of December 31, 2007, our customer base of more than 15,000 organizations included over half of the Fortune 500 companies, as well as a large number of law firms, financial institutions, hospitals, school districts and government entities. We believe that we have a highly satisfied customer base. Many of our customers provide references that help us to generate new sales opportunities and to shorten sales cycles. Our sales personnel often enlist the assistance of satisfied customers to recommend our software to potential customers in similar industries or that have similar applications or server configurations. The breadth and diversity of our customers frequently allows us to refer to a similar configuration when making a new sale. The satisfaction of our customer base also contributes to reduced support costs.

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

For our fiscal year ended December 31, 2007, we had revenue of $82.8 million, an increase of 36% from fiscal 2006 revenue of $60.8 million. The matters discussed in this “Business” section should be read in conjunction with the Consolidated Financial Statements found under Item 8 of Part II of this annual report, which include additional financial information about our total assets, revenue and measures of profits and loss and financial information about geographic areas.

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

Our Strategy

Our goal is to provide affordable software that will reduce our customers’ downtime for business-critical systems to as close to zero as possible and offer effective protection and recovery for less critical systems. In striving for this goal, we seek to be the leading provider of software for application availability and data protection. We are pursuing the following key initiatives:

•	Expand our Customer Base within our Current Markets. We plan to gain additional customers in the markets we currently serve by expanding our distribution network to reach more customers and by leveraging our existing customer base. We believe our customers are very satisfied and will continue to provide references across multiple industries, multiple configurations and multiple applications. In addition, we plan to continue to offer enhancements to our current software to broaden its appeal.

•	Cross-sell Existing and New Software to our Customer Base. We plan to sell software for additional applications to our current customers and believe that many of our existing customers will acquire more licenses to the software that they are already using. We also believe that a large majority of our customers will renew in the future because of their satisfaction with our software and customer support. We plan to offer new software that complements our existing software and applications and achieves additional customer objectives. We expect that our new offerings primarily will be developed internally, but we anticipate that we may in some instances hire third-party developers to develop software on our behalf or acquire new offerings through strategic transactions. For example, in December 2007 we acquired Montreal-based TimeSpring Software, now known as Double-Take Software Canada, Inc. Corporation, which provides software that allows users to recover protected data from any point in time. We plan to offer this functionality to new and existing customers in 2008.

•	Enter New Markets. We plan to enter into new markets and grow our presence in markets where we currently have a small presence. We expect to do this through expansion of our channel by creating or expanding relationships with partners that serve different markets. We also plan to continue to grow our presence in the larger enterprise market by leveraging our supportive customer base. We believe that small- and medium-sized enterprises frequently lead in the adoption of cost effective technology solutions out of necessity and that large institutions follow by replacing more expensive solutions with cost effective solutions. We have seen organizations in the larger enterprise market adopt our software, and we expect this trend to continue.

•	Expand Globally. We believe that the market potential outside the United States is at least as large as the market within and offers us significant growth potential. We plan to extend our global reach though the expansion of our direct and channel sales efforts and through strategic acquisitions. For example, in May 2006 we acquired our main European distributor, now known as Double-Take Software S.A.S., or Double-

Take EMEA, with offices in France, the United Kingdom and Belgium. We also work closely with Hewlett-Packard, which has a strong international presence and is our largest OEM, and we plan to continue our increased focus and sales support on international sales. In August 2006, we established a full time presence in Asia.

•	Continue to Innovate. We plan to continue to focus on enhancing our existing software and to develop new, innovative software. For example, in 2007 we introduced new software products and features that protect the full system state of a server, including operating system and application configuration. We believe that software innovations will also help us to expand our addressable market, and we have software in the development pipeline that we expect will help us to scale up to serve larger entities and to scale down to serve even smaller enterprises. For example, we have released software for support of Microsoft’s Small Business Server. We also plan to continue to monitor market dynamics and to prepare to apply our technology to other server operating systems to the extent significant market opportunities exist.

Our Software and Services

Double-Take Software.  Our Double-Take software provides continuous protection of data to reduce or eliminate data loss, as well as the ability to recover rapidly the application and server needed to utilize that data through automatic or manually initiated failover. This combination of data protection with high availability failover provides significantly higher levels of availability than solutions that address only data protection or that provide local failover clustering but that do not provide data redundancy or protection across multiple locations.

We derive nearly all of our software revenue from our Double-Take software, which generated 97% of our total software revenue for the year ended December 31, 2005, 96% of our total software revenue for the year ended December 31, 2006 and 98% of our total software revenue for the year ended December 31, 2007. In addition, we derive substantially all of our maintenance and professional services revenue from associated maintenance and customer support of these applications.

Our Double-Take software is easily installed on each protected “source” server as well as on each “target” server that will store copies of the protected data and be prepared to take over for the protected server and its applications. This software-based approach provides several important features and benefits:

•	Real-time Byte Level Change Capture. Our file system filtering technology monitors all file input and output (I/O) to files selected for protection and captures changes as they occur, without the overhead of additional disk reads to compare file content. This approach captures only the bytes written to the file system, rather than full files or disk blocks, and allows Double-Take to replicate any application data, including open files such as databases, messaging systems or other transactional applications. As a result, data can be protected continuously with very little system impact or overhead.

•	Storage Architecture Independence. Double-Take can replicate to or from almost any storage type supported by the host operating system. Not only can replication occur between storage types such as Fibre Channel or iSCSI Storage Area Networks and directly attached disks, but source and target disks that have completely different geometries or multiple source volumes can be consolidated onto a single large capacity target volume. As a result, customers can use their existing storage systems and even replicate between storage systems of different types. Only solutions that run along with the applications and replicate logical file system structures can provide this level of flexibility and performance.

•	Integrated Application and Server Availability. Software replicating between servers can easily monitor and failover other functions such as server name, IP addresses or integrated applications between servers. As a result, not only is data protected, but the operating system and applications that use that data to provide services to users can be replicated and activated quickly and automatically, even on different hardware or virtual servers. Double-Take provides application managers for a variety of the business-critical applications that companies rely on to run their businesses.

•	Standards-Based IP Networking Support. Double-Take utilizes standard IP networking for data replication, monitoring and failover, allowing data to be protected and servers to be managed remotely over great distances. In addition to capturing the smallest byte level changes possible, our software is optimized for long-distance, wide-area network communications providing built-in data compression and flow control capabilities, as well as leveraging advanced functionality such as encryption, wide area network optimizations and quality of service controls provided by existing IP infrastructure.

Double-Take Features and Benefits

Feature	Description	Customer Benefit

Continuous, Real-time Data Replication	File system changes are captured as they are made on the source server(s) and transmitted immediately according to system policies.	Potential for data loss is reduced and sometimes eliminated.
Delta File Replication	Only file changes or “deltas” are captured and transmitted across the network.	The amount of network bandwidth required to keep a secondary copy of data synchronized is minimized, and data can be replicated to a remote target server across any IP connection.
Replicates Open Files	Even open files can be mirrored and changes replicated almost immediately.	Applications can be protected while they are in use providing increased availability and reducing potential for data loss.
Many to One Replication	Data from many source servers may be replicated to a single target server.	Shares the cost of a target server among many source machines, and allows centralized data protection.
Automatic Failover	Can stand in for multiple servers simultaneously; the target server assumes the IP addresses and names of failed servers and restarts applications.	Users can automatically access data on the target server, reducing down-time associated with a source (production) server failure.
System State Recovery	Replicates changes, such as patches to operating systems and applications.	Enables full server recovery to most recent state, including files, operating systems and applications.
File Selection	Users can define which files are to be replicated at a volume, directory, file and wildcard level. The location of data on the target can also be specified.	Allows exact control of which files are replicated and where they are stored for maximum flexibility.
Flow Control	Automatically queues transactions on the source server if network resources are not available or are restricted by policy.	Runs reliably in spite of network disruptions or peak loads, without severely affecting the performance of the source server.
Transmission Limiting	The amount of bandwidth available for replication, as well as start and stop conditions, may be defined by the network administrator.	Allows replication to share a network link with other applications, preserving bandwidth for other applications.
Data Compression	Data transmitted between the source and target may be compressed, using various industry-standard algorithms.	Allows user to minimize the amount of network bandwidth used to protect data, especially in wide area network configurations.

Feature	Description	Customer Benefit

Centralized Enterprise Management	A graphical management interface is provided which can be run from anywhere on the network and allows the user to control all of the servers running our software in their environment.	Allows user to monitor a large number of servers running our software from a single central location, minimizing management costs.
Extensive Reporting/ Verification	An extensive collection of events, alerts and statistics are made available through standard mechanisms, including SNMP, Log Files and Windows NT/ 2000 Event Viewer/ Performance Monitor.	Prevents silent failures by confirming that your data protection systems are working properly.

TimeData Software.  In December 2007 we completed the acquisition of TimeSpring Software Corporation (which was renamed to Double-Take Software Canada, Inc. (“Double-Take Canada”)), a Montreal-based software company that provides the ability to recover copies of protected data from any point-in-time. TimeSpring’s software, currently named “TimeData”, allows customers to recover from operational problems such as files or e-mails that were erroneously deleted, file corruption due to viruses or other malfunctions, or malicious attacks on data files. This software allows customers to protect and recover data in an application-specific manner for Microsoft Exchange and SQL. We expect that in 2008 this software will be re-branded with the Double-Take company name for marketing to our new and existing customers.

TimeData Features and Benefits

Feature	Description	Customer Benefit

Continuous, Real-time Data Protection	File system changes are captured as they are made on the data server(s) and transmitted immediately according to system policies.	Potential for data loss is reduced and sometimes eliminated.
Delta File Replication	Only file changes or “deltas” are captured and transmitted across the network.	The amount of network bandwidth required to keep a secondary copy of data synchronized is minimized.
Replicates Open Files	Even open files can be mirrored and changes replicated almost immediately.	Applications can be protected while they are in use providing increased availability and reducing potential for data loss.
Many to One Replication	Data from many source servers may be replicated to a single target server.	Shares the cost of a target server among many source machines, and allows centralized data protection.
Any point-in-time Recovery	File changes are maintained in time sequence order, and can be replayed on the repository server to give the user a view of any file at any point-in-time.	Users can rollback to previous versions of files in the event of an operational error such as a deleted file, virus, or other file system error.
Consistency Points	Software detects when protected data is in a good state, and allows users to select those points in time when recovering data.	Allows user to easily recover to a point-in-time at which the protected data is in a known, good state.

Feature	Description	Customer Benefit

Application Awareness	Setup of protection for key applications such as Exchange and SQL are automated for the user.	Eases the process of configuring protection for critical application, and minimizes configuration errors.

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

Product support is offered on an annual basis and can be either purchased in advance or at annual renewal points based on the date of initial software purchase. We have support centers in Bracknell, United Kingdom, Montreal, Canada and Indianapolis, Indiana. In addition to our support organization, primary product support for channel and OEM customers is sometimes provided directly by our partners, and we provide escalated engineering support for those partners when needed.

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

Our Customers

As of December 31, 2007, we had more than 15,000 customers in a variety of industries. Our customers use our software for a variety of purposes in terms of the applications they protect and the configuration of their servers. Our customers deploy our software in installations ranging from two servers to several hundred servers. Our customers include Bank of Montreal, the Boston Celtics, Brattleboro Memorial Hospital, Hatch Mott MacDonald, Hershey Entertainment & Resorts Company, infoUSA Inc., McGuireWoods LLP, MidAmerica Bank, Morgan Stanley, Shorenstein Realty Services, L.P., Suffolk University, The E.W. Scripps Company, The Pentagon, The United States Securities and Exchange Commission, United States Department of Defense and the United States Department of State. Our customers include over half of the Fortune 500 companies, 19 of the 25 largest U.S. law firms in the 2007 The American Lawyer AmLaw 100, over 1,000 financial institutions, over 1,100 hospitals and healthcare service providers and over 1,000 school districts and educational institutions.

Our Technology

Our Double-Take software is based on flexible and efficient file system replication technology and advanced server and application failover technology. Most client/server applications have not been designed to provide for data redundancy or application failover to a different server or a different geographic location. Consequently, we had to develop solutions outside of standard application frameworks, utilizing different approaches to ensure that business-critical applications can be moved and restarted in different locations in a way that is as fast and transparent to users as possible. Many years of experience across a large installed base have given us a mature base of data protection and availability technologies that we believe represent a significant competitive advantage.

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

Our TimeData technology captures file system changes on a production server and transmits those changes to a repository server where they are stored in a database in time sequence. The source file system driver intercepts file system changes and stores them in a local file to be transmitted to the repository server. Like the Double-Take file system filter, this driver has been optimized to have a minimal impact on production server performance.

The TimeData repository component reads file system change logs from the production server, and stores those in time sequence order within a database. A target file system interface allows other applications to access the protected file system data at various points in time by presenting a view of the file system at that time. The repository component also tracks file system changes from the production server to determine when application consistency points have been reached.

Management of the TimeData technology is done via a Management Console that currently runs on the repository server. This interface allows the user to configure and manage protection of multiple production servers to the repository server from a central location.

Marketing and Sales

We market and sell our software primarily to or through distributors, value-added resellers and OEMs, supported by an inside and field-based direct sales force located in the United States and Europe. Our selling model is based on building a strong distribution network through which customers can purchase the software. To date, we believe that this selling model has created an advantage for us. We currently have more than 500 selling partners within our distribution and value-added reseller program, and we are adding more to this group to meet regional and technology related needs. To support our partners in our sales channels, our sales group has been organized in an overlay format so that our sales teams are working with our partners within any geography to pursue sales jointly.

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

In 2007, we received approximately 18% of our total sales from sales of software and services to Dell Computer Corporation, which is the largest reseller of our software and services and approximately 12% of our total sales from sales of software and services through Sunbelt Software Distribution, Inc., which is a reseller of our software and services. No other resellers or distributors and no customer accounted for 10% or more of our total sales in 2007.

Our software revenue generally experiences some seasonality. Many organizations make the bulk of their information technology purchases, including software, in the second half of the year. We believe that this generally has resulted in higher revenue generated by software sales during the last half of any year. Software revenue has increased each consecutive quarter during 2007. We expect this seasonality to continue in future years.

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

•	Continuous Data Protection (CDP). Continuous Data Protection typically refers to solutions that capture and store a sequenced log of I/O changes or otherwise allow a data set to be recovered by “rolling back” to a previous point in time. These solutions typically focus exclusively on the data “rollback” aspects and do not consider the need to recover servers and applications as well as data in order to resume providing services to users. We plan to begin to offer this type of solution in 2008 with the integration of the TimeData products into our product line. Examples of companies and products in this category include Symantec (Revivio CPS), Mendocino Software RecoveryONE, EMC (Kashya KBX5000 Data Protection Platform) and Microsoft Data Protection Manager.

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

Research and Development

We have made a significant investment in developing and improving our software. Our research and development expenditures were $9.7 million, or approximately 24% of our total revenue, for 2005, $10.7 million, or approximately 18% of our total revenue, for 2006 and $11.9 million, or approximately 14% of our total revenue, for 2007. Our development team has specific core competencies in Windows development including drivers, file systems, storage, clustering, networking and applications such as Exchange, SQL Server, Oracle Database and SharePoint server. Our engineering organization, located in Indianapolis, Indiana, is responsible for product development, quality assurance, product management and documentation.

Intellectual Property

Our success as a company depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We have been granted two United States patents relating to our Real Time Backup System which is a component of all of our Double-Take products. The granted United States patents will expire in October 2015. As part of our acquisition of TimeSpring, we acquired seven United States patents which will expire at various dates from 2015 to 2020. These patents and, to the extent any future patents are issued, may be contested, circumvented or invalidated over the course of our business, and we may not be able to prevent third-parties from infringing these patents. Therefore, the exact effect of having patents cannot be predicted with certainty.

Furthermore, we have registered the Double-Take® and GeoCluster® product trademarks in the United States and have applied for registration for a variety of other trademarks including Double-Take Shadowcastertm, Double-Take for Virtual Systemstm and Double-Take for Virtual Serverstm. As a result of the acquisition of TimeSpring, we now also have registered product trademarks in the United States for TimeSpring® and TimeData® and have applied for trademarks for TimeStortm and Zero Data Losstm. A third party may contest the registration of our trademark applications or may bring a claim for infringement of any of our registered or non-registered trademarks.

Employees

As of February 29, 2008, we had 354 employees in offices across the United States, Europe and Canada. None of our employees are represented by labor unions, and we consider our current employee relations to be good.

Executive Officers of Double-Take Software

The following table sets forth information with respect to our executive officers:

Name	Age	Position

Dean Goodermote	54	President, Chief Executive Officer and Chairman of the Board of Directors
Robert L. Beeler	42	Vice President of Engineering
David J. Demlow	40	Chief Technology Officer
S. Craig Huke	46	Chief Financial Officer
Daniel M. Jones	40	Vice President of Sales and Marketing
Michael Lesh	63	Vice President of Professional Services and Support
Jo Murciano	56	Vice President of International

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

Jo Murciano joined Double-Take Software in May 2006 as Vice President of EMEA and President of Double-Take EMEA, and in January 2008 became our Vice President of International. Mr. Murciano is also Chief Executive Officer and a director of Sunbelt Software Distribution, Inc., one of our resellers, which he joined in 1994. From October 1983 to May 2006, Mr. Murciano served as Chairman of Sunbelt System Software S.A.S., a software distributor that he founded in 1983 and which we acquired in May 2006. From September 1982 to October 2000, Mr. Murciano served as Chief Executive Officer of RMH Group, a provider of development and communication tools for the IBM AS/400 market that Mr. Murciano founded in 1982.

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

As this market continues to develop, a number of other companies with greater resources than ours, including Microsoft and VMware, could attempt to enter the market or increase their presence by acquiring or forming strategic alliances with our competitors or business partners or by introducing their own competing products. And as our market grows new or existing smaller competitors could emerge as significant competitive threats.

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

We rely on distributors, value-added resellers and original equipment manufacturers, or OEMs, together with our inside and field-based direct sales force, to sell our products. These distributors, resellers and OEMs sell our software applications and, in some cases, incorporate our software into systems that they sell. We expect that these arrangements will continue to generate a large majority of our total revenue. Sales to or through our distributors, resellers and OEMs accounted for approximately 94% of our sales for the year ended December 31, 2006 and 91% for the year ended December 31, 2007. Sales to or through our top five distributors, resellers and OEMs accounted for approximately 47% of our sales for 2006 and 45% of our sales for 2007.

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

Our current products are designed for the Microsoft and VMware server environments, which expose us to risks if Microsoft or VMware products are not compatible with our software or if Microsoft, VMware or other open source vendors choose to compete more substantially with us in the future.

We currently depend primarily on customers that deploy Microsoft products within their organizations. Microsoft could make changes to its software that render our software incompatible or less effective. Furthermore, Microsoft may choose to focus increased resources on applications that compete with our applications, including competing applications that Microsoft bundles with its operating platform. These actions could materially adversely affect our ability to generate revenue and maintain acceptable profit margins. We have less dependence on VMware deployments, but similar VMware and open source vendor’s actions could also materially adversely affect our ability to generate revenue and maintain acceptable profit margins.

Because we generate substantially all of our revenue from sales of our Double-Take software and related services, a decline in demand for our Double-Take software could materially adversely affect our revenue, profitability and financial condition.

We derive nearly all of our software revenue from our Double-Take software, which generated approximately 97% and 98% of our sales for the year ended December 31, 2006 and 2007, respectively. In addition, we derive substantially all of our maintenance and professional services revenue from associated maintenance and customer support of these applications. As a result, we are particularly vulnerable to fluctuations in demand for these software applications, whether as a result of competition, product obsolescence, technological change, budgetary constraints of our customers or other factors. If demand for any of these software applications declines significantly, our revenue, profitability and financial condition would be adversely affected.

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

The development and adoption of cloud computing could lead to declines in the demand for our software and services.

Many of the world’s leading technology companies are working on developing a new generation of enterprise computing in which substantial components of information technology infrastructure can be provisioned and delivered over the Internet on an outsourced basis. This new computing paradigm is sometimes referred to as “cloud computing,” and may result in companies requiring fewer of their own servers and computer systems or backing up their own servers and systems through cloud computing providers. The adoption of the cloud computing paradigm by our customers or potential customers could result in a decline for demand of our software and services. If we are unable to adapt our software, services and business model to the cloud computing paradigm, the demand for our software and services could decline, which would negatively impact our results of operations.

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

We may fail to realize the anticipated benefits of our acquisitions of Double-Take EMEA and TimeSpring Software Corporation.

Our future success will depend in significant part on our ability to realize the operating efficiencies, new revenue opportunities and cost savings we expect to result from the integration of Double-Take EMEA, as well as our latest acquisition, TimeSpring Software Corporation, now known as Double-Take Software Canada, Inc. Our operating results and financial condition may be adversely affected if we are unable to integrate successfully the operations of Double-Take EMEA or Double-Take Software Canada, Inc. or incur unforeseen costs and expenses or experience unexpected operating difficulties that offset anticipated cost savings. In particular, the integration may involve, among other items, integration of sales, marketing, billing, accounting, management, personnel, payroll, network infrastructure and other systems and operating hardware and software, some of which may be incompatible with our existing systems and therefore may need to be replaced. The integration may place significant strain on our management, financial and other resources.

We may not receive significant revenue from our research and development efforts for several years, if at all.

We have made a significant investment in developing and improving our software. Our research and development expenditures were $9.7 million, or approximately 24% of our total revenue, for 2005, $10.7 million, or approximately 18% of our total revenue, for 2006 and $11.9 million, or approximately 14% of our total revenue, for 2007. We believe that we must continue to dedicate a significant amount of our resources to our research and development efforts to maintain our competitive position, and we plan to do so. However, we may not receive significant revenue from these investments for several years following each investment, if ever.

We may engage in future acquisitions or investments that present many risks, and we may not realize the anticipated financial and strategic goals for any of these transactions.

We do not have significant experience acquiring companies. Since our inception, our only acquisitions have been the acquisitions of Double-Take EMEA and Double-Take Canada. We may acquire or make investments in additional companies. Acquisitions and investments involve a number of difficulties that present risks to our business, including the following:

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

We derived approximately 29% of our revenue from sales outside the United States in 2006 and approximately 35% of our revenue from sales outside the United States in 2007. We anticipate that our acquisition of Double-Take EMEA in May 2006 will significantly increase the percentage of our revenue generated from sales outside the United States in future periods. Our international operations are subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many countries, including:

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

Historically, our international sales were generally denominated in the United States dollar. As a result of our acquisitions of Double-Take EMEA and Double-Take Canada, we now have international sales that are denominated in foreign currencies, and this revenue could be materially affected by currency exchange rate fluctuations. Our primary exposures are to fluctuations in exchange rates for the United States dollar versus the Euro and Canadian dollar and, to a lesser extent, the British Pound. Changes in currency exchange rates could adversely affect our reported revenue and could require us to reduce our prices to remain competitive in foreign markets, which could also materially adversely affect our results of operations. We have not historically hedged exposure to changes in foreign currency exchange rates and, as a result, we could incur unanticipated gains or losses.

Protection of our intellectual property is limited, and any misuse of our intellectual property by others could materially adversely affect our sales and results of operations.

Proprietary technology in our software is important to our success. To protect our proprietary rights, we rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions. While we own nine issued patents, we have not emphasized patents as a source of significant competitive advantage and have also sought to protect our proprietary technology under laws affording protection for trade secrets, copyright and trademark protection of our software, products and developments where available and appropriate. In addition, our issued patents may not provide us with any competitive advantages or may be challenged by third parties, and the patents of others may seriously impede our ability to conduct our business. Further, any patents issued to us may not be timely or broad enough to protect our proprietary rights.

We also have seven registered trademarks in the U.S., including the Double-Take mark. Although we attempt to monitor use of and take steps to prevent third parties from using our trademarks without permission, policing the unauthorized use of our trademarks is difficult. If we fail to take steps to enforce our trademark rights, our competitive position and brand recognition may be diminished.

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

In December 2005, we agreed to terms for settlement of a legal proceeding with a provider of information storage systems that involved claims regarding some of the intellectual property components of our software. Pursuant to a settlement agreement, we paid $3.8 million in January 2006 and agreed to pay, or make purchase of their products for our use or for resale in amounts equal to, $500,000 in each of January 2007, 2008, 2009 and 2010. For January 2007, we purchased products to fulfill this agreement in December of 2006. For January 2008, we purchased products to fulfill this agreement during 2007. We expect that software developers will increasingly be subject to infringement claims as the number of software applications and competitors in our industry segment grows and the functionality of software applications in different industry segments overlaps. Thus, we could be subject to additional patent infringement claims in the future. There can be no assurance that the claims that may arise in the future can be amicably disposed of, and it is possible that litigation could ensue.

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

Plaintiffs in intellectual property cases often seek injunctive relief. Any intellectual property litigation commenced against us could force us to take actions that could be harmful to our business, including the following:

•	stop selling our products or using the technology that contains the allegedly

•	infringing intellectual property;

•	attempt to obtain a license to use the relevant intellectual property, which may not be available on reasonable terms or at all; and

•	attempt to redesign the products that allegedly infringed upon the intellectual property.

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

We may need to raise additional funds in the future in order to acquire complementary businesses, technologies, products or services. Any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities, you may experience significant dilution of your ownership interest, and the newly-issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If additional financing is not available when required or is not available on acceptable terms, we may be unable to successfully develop or enhance our software and services through acquisitions in order to take advantage of business opportunities or respond to competitive pressures, which could materially adversely affect our software and services offerings, revenue, results of operations and financial condition. We have no current plans, nor are we currently considering any proposals or arrangements, written or otherwise, to acquire a material business, technology, product or service.

We have only generated net profits one year since our inception and we may be unable to sustain profitability in the future.

We generated net losses of $15.3 million for 2004, $11.8 million for 2005 and $0.6 million for 2006. In 2007, we generated net profits of $20.1 million. We may be unable to sustain profitability in future periods. We intend to continue to expend significant funds in developing our software offerings and for general corporate purposes, including marketing, services and sales operations, hiring additional personnel, upgrading our infrastructure, and regulatory compliance obligations in connection with being a public reporting company. If we experience a downturn in our business, we may incur or continue to incur losses and negative cash flows from operations, which could materially adversely affect our results of operations and capitalization.

We are incurring significant costs as a result of operating as a public company that we have not previously incurred, and our management and key employees are required to devote substantial time to compliance initiatives.

We have operated as a public company only since December 14, 2006. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and NASDAQ, impose various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel are devoting substantial amounts of time to these new compliance initiatives. Moreover, these rules and regulations have significantly increased our legal and financial compliance costs and have made some activities more time-consuming and costly. In addition, we have and will continue to incur additional costs associated with our public company reporting requirements. We will incur significant costs to remediate any material weaknesses we identify through these efforts. These rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance. We currently are evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. If our profitability is adversely affected because of these additional costs, it could have a negative effect on the trading price of our common stock.

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

Sales of outstanding shares of our common stock into the market pursuant to our currently effective shelf registration statement or in the future could cause the market price of our common stock to drop significantly, even if our business is doing well.

As of February 29, 2008, the number of shares of our common stock outstanding was 21,945,514 shares. In February 2008 a shelf registration statement (file No. 333-148840) for the sale of all of the shares of our common stock held by funds affiliated with ABS Capital Partners was declared effective. The sale of the shares registered on the shelf registration statement could result in a substantial amount of previously unregistered shares of our common stock being sold, which could cause the trading price of our common stock to decline. The market price of our common stock could also decline as a result of sales of shares of our common stock in the market that were previously not registered other than in connection with that registration statement or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

Some of our stockholders may exert significant influence over us.

Two general partners of ABS Capital Partners currently serve on our board of directors. Funds affiliated with ABS Capital Partners currently own in the aggregate shares representing approximately 14.5% of our outstanding common stock, but may reduce, or liquidate entirely, their holdings as a result of our shelf registration statement that was declared effective in February 2008. If these funds sell only a portion or none of their shares, they will be able to continue to exert significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of these stockholders may not coincide with the interests of the other holders of our common stock with respect to our operations or strategy.

We do not anticipate paying any dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. If we do not pay cash dividends, you could only receive a return on your investment in our common stock if the market price of our common stock increases before you sell your shares. In addition, the terms of our loan and security agreement restrict our ability to pay dividends.

Provisions in our organizational documents and in the Delaware General Corporation Law may prevent takeover attempts that could be beneficial to our stockholders.

Provisions in our charter and bylaws and in the Delaware General Corporation Law may make it difficult and expensive for a third party to pursue a takeover attempt we oppose even if a change in control of our company would be beneficial to the interests of our stockholders. Our board of directors has the authority to issue up to 20,000,000 shares of preferred stock in one or more series and to fix the powers, preferences and rights of each series without stockholder approval. The ability to issue preferred stock could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of our company, or otherwise could adversely affect the market price of our common stock. Further, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. However, because funds affiliated with ABS Capital Partners acquired their shares prior to our initial public offering, Section 203 is currently inapplicable to any business combination or transaction with it or its affiliates.

A research report published by a firm initially named as an underwriter for our secondary offering, but that did not ultimately participate as an underwriter, might have been issued in violation of the Securities Act.

On July 25, 2007, prior to effectiveness of our registration statement on Form S-1 (file No. 333-144746) that was filed in connection with our August 2007 secondary offering, a firm that had initially been named as an underwriter for the offering published a research report about us. We were not involved in the preparation or distribution of the research report, we did not consent to its publication and we had no knowledge of it prior to its publication. After we learned of the publication we informed the firm that it would not participate as an underwriter in the offering.

The research report may have been issued in violation of the Securities Act and its restrictions on written offers prior to the effectiveness of a registration statement. We, the selling stockholders and the underwriters that participated in the offering disclaim all responsibility for the contents of the research report. You should not place any reliance on the contents of the research report in evaluating whether or not to invest in our common stock.

We do not believe that the publication of the research report constitutes a violation by us of the Securities Act. However, if a court were to conclude that publication of the research report constituted a violation by us of the Securities Act, the recipients of the research report, if any, who purchased shares of our common stock in the offering might have the right, under certain circumstances and for a limited period of time, to obtain recovery of the consideration they paid for the shares. We cannot currently quantify any potential liability related to such right because it would depend upon the number of shares purchased by the recipients of the research report and the public offering price of our common stock. We do not believe that we will be subject to any material liability as a result of the publication of the research report. If any claim of liability on our part is asserted, we intend to contest the matter vigorously.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We maintain leased office space in Southborough, Massachusetts, Paris, France, Bracknell, United Kingdom, Frankfurt, Germany, Brussels, Belgium, Hoboken, New Jersey, Montreal, Canada and Indianapolis, Indiana, where we have our development operations and principal call center. We have 45,429 square feet of office space in Indianapolis pursuant to a lease that expires in 2010. We also maintain sales offices in multiple locations worldwide. We believe that our current facilities are suitable and adequate to meet our current needs, and we intend to add new facilities or expand existing facilities as we add employees.

Item 3.	Legal Proceedings.

We currently have no material legal proceedings pending.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since December 15, 2006, our common stock has traded on the NASDAQ Global Market under the symbol “DBTK.” Prior to trading on the NASDAQ Global Market our common stock was not listed or quoted on any national exchange or market system.

The following table sets forth, for the periods indicated, the high and low sale price for our common stock as reported on the NASDAQ Global Market.

Year Ended December 31, 2007	High	Low

1st Quarter (January 1 through March 31)	$16.22	$10.74
2nd Quarter (April 1 through June 30)	$17.61	$13.53
3rd Quarter (July 1 through September 30)	$19.11	$15.07
4th Quarter (October 1 through December 31)	$25.26	$17.96

Year ended December 31, 2006
4th Quarter (December 15 through December 31)	$13.60	$11.80

On February 29, 2008, the last sale price reported on the NASDAQ Global Market for our common stock was $10.39.

Stockholders

As of February 29, 2008, there were 170 holders of record of our common stock.

Dividends

We did not pay cash dividends on our common stock in 2006 or 2007 and we do not anticipate that we will pay cash dividends on our common stock in the foreseeable future. Future declaration and payment of dividends, if any, on our common stock will be determined by our board of directors in light of factors the board of directors deems relevant, including our earnings, operations, capital requirements and financial condition and restrictions in our financing agreements. In addition, the terms of our loan and security agreement with Silicon Valley Bank restrict our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is included in Item 12 of this annual report.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 15, 2006 (the date our common stock initially began trading on the NASDAQ Global Market) and December 31, 2007, with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Technology Index, over the same period. This graph assumes the investment of $100,000 on December 15, 2006 in our common stock, the NASDAQ Composite Index and the NASDAQ Technology Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 15, 2006 was the closing price of $12.66 per share. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	12/15/2006	12/29/2006	3/31/2007	6/30/2007	9/30/2007	12/31/2007
Double-Take Software	100	101.7	106.7	129.6	150.9	171.6
NASDAQ Composite Index	100	98.3	107.9	109.9	105.9	98.6
NASDAQ Technology Index	100	97.0	97.1	106.9	112.6	119.0

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

The shares sold by us and the selling stockholders at the initial closing were sold at a price to the public of $11.00 per share. As of January 1, 2007, of the net proceeds of the offering, we had approximately $37.4 million remaining, which we intend to use for working capital and other general corporate purposes. None of this amount was used during 2007.

We pursue acquisitions of other businesses as part of our business strategy and may use a portion of the net proceeds to fund these acquisitions. We currently have no agreement with respect to any acquisition, although we assess opportunities on an ongoing basis and from time to time have discussions with other companies about potential transactions.

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

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this annual report. The consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005, and the selected consolidated balance sheet data as of December 31, 2007 and 2006 are derived from, and are qualified by reference to, the audited consolidated financial statements included in the annual report. The consolidated statement of operations data for the years ended December 31, 2004 and 2003, and the consolidated balance sheet data as of December 31, 2005, 2004, and 2003 are derived from audited consolidated financial statements which are not included in the Annual Report.

	Year Ended December 31,
	2007	2006	2005	2004	2003

Statement of Operations Data:
Revenue:
Software licenses	$49,169	$38,418	$26,222	$19,943	$16,283
Maintenance and professional services	33,599	22,422	14,488	9,895	7,650

Total revenue	82,768	60,840	40,710	29,838	23,933

Cost of revenue:
Software licenses	411	1,355	38	559	1,426
Maintenance and professional services	7,827	6,193	4,357	3,694	3,103

Total cost of revenue	8,238	7,548	4,395	4,253	4,529

Gross profit	74,530	53,292	36,315	25,585	19,404

Operating expenses:
Sales and marketing	28,872	22,211	17,191	16,188	13,654
Research and development	11,896	10,679	9,748	8,717	6,373
General and administrative	14,863	11,824	6,730	5,666	5,253
Depreciation and amortization	2,346	1,613	805	527	1,617
Legal fees and settlement costs	—	—	5,671	1,755	200

Total operating expenses	57,977	46,327	40,145	32,853	27,097

Operating income (loss)	16,553	6,965	(3,830)	(7,268)	(7,693)
Interest income	3,019	319	83	7	19
Interest expense	(49)	(91)	(36)	(765)	(341)
Foreign exchange (losses) gains	(234)	56	—	—	—

Income (loss) before income taxes	19,289	7,249	(3,783)	(8,026)	(8,015)
Income tax (benefit) expense	(789)	494	—	—	—

Net income (loss)	20,078	6,755	(3,783)	(8,026)	(8,015)
Less:
Accretion of preferred stock	—	(4,496)	(5,332)	(5,314)	(4,928)
Reduction in Series B preferred stock conversion price	—	—	—	—	(1,194)
Warrants exchanged for common stock	—	—	—	—	—
Exchange of Series A for Series B preferred stock	—	—	—	—	—
Dividends on preferred stock	—	(2,830)	(2,686)	(2,029)	(1,637)

Net income (loss) attributable to common stockholders	$20,078	$(571)	$(11,801)	$(15,369)	$(15,774)

Net income (loss) per share attributable to common stockholders:
Basic	$0.94	$(0.13)	$(3.11)	$(4.06)	$(4.16)

Diluted	$0.87	$(0.13)	$(3.11)	$(4.06)	$(4.16)

Weighted-average number of shares used in per share amounts:
Basic	21,332	4,306	3,789	3,786	3,786

Diluted	23,027	4,306	3,789	3,786	3,786

	December 31,
	2007	2006	2005	2004	2003

Balance Sheet Data:
Current assets:
Cash and cash equivalents	$25,748	$55,170	$8,341	$5,831	$676
Short term investments	38,977	—	—	—	—
Working Capital	56,807	42,674	(2,256)	497	62
Total Assets	114,606	77,026	18,590	13,318	8,772
Deferred revenue	24,162	16,744	10,562	7,304	4,144
Long-term deferred revenue	4,485	3,977	2,887	1,607	586
Long-term deferred rent	272	406	518	610	668
Long-term capital lease obligations	13	17	7	38	—
Redeemable convertible preferred stock	—	—	50,561	42,489	27,646
Total stockholders’ equity (deficit)	$75,544	$45,230	$(54,307)	$(42,601)	$(27,386)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our historical financial statements and the related notes included elsewhere in this annual report.

Overview

Double-Take Software develops, sells and supports affordable software that reduces downtime and protects data for business-critical systems. We believe that we are the leading supplier of replication software for Microsoft server environments. By simply loading our software onto servers running current Windows operating systems, organizations of any size can maintain an off-site standby server with replicated data, providing rapid recovery in the event of a disaster. We estimate that we have sold licenses for approximately 135,000 copies of Double-Take to more than 15,000 customers.

In recent years, we have experienced substantial growth, increasing our total revenue from $14.3 million for the year ended December 31, 2002 to $82.8 million for the year ended December 31, 2007, and we have gone from having net losses of $14.3 million to a net income of $20.1 million during that same period. We believe that our focus on providing affordable replication and high availability software to companies of all sizes through an efficient direct sales team and a robust distribution network has been instrumental to our continued revenue growth. Revenue generated by sales of our software represented 59% of our total revenue in 2007. Sales of maintenance and professional services generated the remainder of our revenue.

As a result of our investments in developing our software and establishing our broad distribution network, as well as legal fees and settlement costs associated with the defense and settlement of a legal case involving our intellectual property, we experienced significant operating losses through 2005. Our ability to increase the productivity of our sales force and distribution partners while controlling our other expenses has driven an improvement in our results, from an operating loss of $3.8 million and a net loss of $3.8 million in 2005 to an operating income of $16.6 million and net income of $20.1 million in 2007. Our acquisition of Double-Take EMEA on May 23, 2006 has also contributed to our improved results.

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

Software sales made to or through our distributors, value-added resellers and OEMs generated approximately 93% of total software sales in 2007. During 2007, approximately 7% of our software sales were made solely by our direct sales force, approximately 13% were made to our distributors for sale to value-added resellers, approximately 73% of which were made directly through resellers and approximately 7% were made through OEMs, primarily Hewlett-Packard Co. We believe that we will need to continue to maintain close relationships with our partners to sustain and increase profitability. We have no current plans to focus future growth on one distribution channel versus another. We believe our direct sales force complements our indirect distribution network, and we intend to continue to increase revenue generated by both.

In 2007, the median price of sales of Double-Take software licenses to customers was approximately $5,000 and the average sales cycle was less than three months. The pricing of our product has not materially changed from 2003 through 2006. On May 1, 2007 and December 1, 2007, we implemented a nominal price increase across all of our products except in a few international markets where the price was already commensurate with the nominal price increase implemented in the United States. We believe that these factors have contributed to more balanced sales throughout the year and more predictable revenue streams in comparison to other software companies with perpetual license models. We believe that the affordability of our software is a competitive advantage.

On May 23, 2006, we completed our acquisition of Double-Take EMEA. Our acquisition of Double-Take EMEA has provided us with a direct presence in the European, Middle Eastern and African markets, the opportunity to further our strategic initiative to increase revenue generated outside of the United States, and opportunities for improved margins. The inclusion of Double-Take EMEA’s assets and operations in our business since May 23, 2006 has contributed to a significant increase in the size of our business. On December 24, 2007, we completed our acquisition of TimeSpring Software Corporation, now known as Double-Take Software Canada, Inc which we refer to as Double-Take Canada. We do not anticipate this acquisition will provide significant revenue in 2008, but we believe the acquisition of TimeSpring’s patented technology and the engineering expertise of the employees, specifically in the area of file systems and application level recovery, fits extremely well into our core capabilities as does the product design into our architecture. We expect that this acquisition will help broaden development efforts of our products resulting in generation of future revenues.

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

Our software revenue generated approximately 59% of our total revenue in 2007 and 63% of our total revenue in 2006. Our software revenue generally experiences some seasonality. Many organizations make the bulk of their information technology purchases, including software, in the second half of the year. We believe that this generally has resulted in higher revenue generated by software sales during the last half of any year. Software revenue has increased each consecutive quarter during 2007. We expect this seasonality to continue in future years.

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

In some cases, most often in connection with the licensing of our software, we provide professional services to assist our customers in strategic planning for disaster recovery and application high availability, the installation of our software and the training of their employees to use our software. We provide most of our professional services on a fixed price basis and we generally recognize the revenue for professional services once we complete the engagement. For any paid professional services, including training, which have not been performed within three years of the original invoice date, we recognize the services as revenue in the quarter the age of the unperformed services become three years old.

Of total maintenance and professional services revenue, maintenance revenue represented 87% in 2007 and 85% in 2006. Professional services generated the remainder of our total maintenance and professional services revenue in these periods.

Of our total revenue, maintenance revenue represented 35% in 2007 and 32% in 2006. Professional services accounted for 6% and 5% of our total revenue in 2007 and 2006, respectively. Our maintenance and professional services revenue historically has generated lower gross margins than our software revenue. The gross margin generated by our maintenance and professional services revenue was 77% in 2007 and 72% in 2006. We expect the proportion of revenue derived from sales of maintenance to increase in the future as we increase the number of software licenses sold and in service. As the percentage of total revenue attributable to maintenance increases, our overall gross margins will be adversely affected.

Cost of Revenue

Our cost of revenue primarily consists of the following:

Cost of Software Revenue.  Cost of software revenue consists primarily of media, manual, translation and distribution costs, and royalties to third-party software developers for technology embedded within our software. Because our development initiatives have resulted in insignificant time and costs incurred between technological feasibility and the point at which the software is ready for general release, we do not capitalize any of our internally-developed software.

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

To date, our research and development efforts have been primarily devoted to increases in features and functionality of our existing software. We expect research and development expense to increase in the future as we continue to develop new solutions for our customers. However, we expect research and development expense to increase as a percentage of revenue in 2008 as we continue to invest in the development of our products.

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

Legal Fees and Settlement Costs.  In December 2005, we agreed to terms for settlement of a legal proceeding with a provider of information storage systems that involved claims regarding some of the intellectual property used in our software. Pursuant to a settlement agreement entered into in January 2006, we paid $3.8 million in January 2006, which represented our initial settlement payment in connection with the resolution of this matter, and we agreed to pay the other company an additional $0.5 million in each of January 2007, 2008, 2009 and 2010. Our obligation to make these future payments will be reduced on a dollar-for-dollar basis to the extent that we purchase or resell the other company’s products. We have purchased computer equipment in the amount of $1.0 million through December 31, 2007. As a result, our future obligation has been reduced to $1.0 million as of December 31, 2007. Our obligation to make these payments is collateralized by a letter of credit from Silicon Valley Bank.

Results of Operations

The following table sets forth our sources of revenue, costs of revenue and other selected financial data for the specified periods and as a percentage of our total revenue for those periods.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Revenue:
Software licenses	$49,169	$38,418	$26,222
Maintenance and professional services	33,599	22,422	14,488

Total revenue	82,768	60,840	40,710

Cost of revenue:
Software licenses	411	1,355	38
Maintenance and professional services	7,827	6,193	4,357

Total cost of revenue	8,238	7,548	4,395

Gross profit	74,530	53,292	36,315

Operating expenses:
Sales and marketing	28,872	22,211	17,191
Research and development	11,896	10,679	9,748
General and administrative	14,863	11,824	6,730
Depreciation and amortization	2,346	1,613	805
Legal fees and settlement costs	—	—	5,671

Total operating expenses	57,977	46,327	40,145

Income (loss) from operations	16,553	6,965	(3,830)
Interest income	3,019	319	83
Interest expense	(49)	(91)	(36)
Foreign exchange (losses) gains	(234)	56	—

Income (loss) before income taxes	19,289	7,249	(3,783)
Income tax (benefit) expense	(789)	494	—

Net income (loss)	20,078	6,755	(3,783)
Accretion on redeemable shares:
Series B	—	(4,477)	(5,310)
Series C	—	(19)	(22)
Dividends on Series B	—	(2,140)	(2,035)
Dividends on Series C	—	(690)	(651)

Net income (loss) attributable to common stockholders	$20,078	$(571)	$(11,801)

	Year Ended December 31,
	2007	2006	2005

Revenue:
Software licenses	59%	63%	64%
Maintenance and professional services	41%	37%	36%

Total revenue	100%	100%	100%

Cost of revenue:
Software licenses	—	2%	—
Maintenance and professional services	10%	10%	11%

Total cost of revenue	10%	12%	11%

Gross profit	90%	88%	89%

Operating expenses:
Sales and marketing	35%	37%	42%
Research and development	14%	18%	24%
General and administrative	18%	19%	17%
Depreciation and amortization	3%	3%	2%
Legal fees and settlement costs	—	—	14%

Total operating expenses	70%	77%	99%

Income (loss) from operations	20%	11%	(9)%
Interest income	3%	—	—
Interest expense	—	—	—
Foreign exchange (losses) gains	—	—	—

Income (loss) before income taxes	23%	11%	(9)%
Income tax (benefit) expense	(1)%	1%	—
Net income (loss)	24%	10%	(9)%

Accretion on redeemable shares:
Series B	—	(7)%	(13)%
Series C	—	—	—
Dividends on Series B	—	(3)%	(5)%
Dividends on Series C	—	(1)%	(2)%

Net income (loss) attributable to common stockholders	24%	(1)%	(29)%

2007 Compared to 2006

Revenue

We derive our revenue from sales of our products and support and services. Revenue increased 36% to $82.8 million in 2007 from $60.8 million in 2006. Revenue in 2007 includes revenue from Double-Take EMEA for the entire year whereas 2006 only includes revenue from Double-Take EMEA from the acquisition date of May 23, 2006 through December 31, 2006. There was no revenue included in 2007 related to our acquisition of Double-Take Canada.

Software License Revenue.  Software revenue increased $10.8 million, or 28%, from $38.4 million in 2006 to $49.2 million in 2007. The increase in software revenue was primarily due to increased volume of $5.2 million attributable to increased volume resulting from broader demand for, and acceptance of, our software, $1.0 million from new products available during 2007 and $4.6 million from sales through Double-Take EMEA as a result of an entire year of sales being included in 2007 because Double-Take EMEA was acquired on May 23, 2006.

Maintenance and Professional Services Revenue.  Maintenance and professional services revenue increased $11.2 million, or 50%, from $22.4 million in 2006 to $33.6 million in 2007. Maintenance and professional services revenue represented 41% of our total revenue in 2007 and 37% of our total revenue in 2006. Maintenance revenue increased $9.7 million, or 51%, from $19.2 million in 2006 to $28.9 million in 2007. The increase in maintenance revenue was attributable to higher sales to our expanding base of customers, continued maintenance revenue from our existing customers, as well as maintenance revenue of $5.4 million generated by an entire year of revenue from Double-Take EMEA, which was acquired on May 23, 2006. Professional services revenue increased $1.3 million, or 39%, from $3.3 million in 2006 to $4.7 million in 2007. The increase in professional services revenue was due to more professional service deliveries due to an increase in professional services personnel as well as $0.7 million of revenue generated by Double-Take EMEA as a result of an entire year of sales being included in 2007 because Double-Take EMEA was acquired on May 23, 2006.

Cost of Revenue and Gross Profit

Total cost of revenue increased $0.7 million, or 9%, from $7.5 million in 2006 to $8.2 million in 2007. Total cost of revenue represented 10% of our total revenue in 2007 and 12% of our total revenue in 2006.

Cost of software revenue decreased $1.0 million, or 70%, from $1.4 million in 2006 to $0.4 million in 2007. The decrease was due to cost of software for Double-Take EMEA sales in the period from May 24, 2006 through December 31, 2006 relating to the inventory of Double-Take products on hand at May 23, 2006 of $1.4 million. This inventory was substantially sold during 2006 resulting in no similar costs in 2007. The $0.4 million of expense in 2007 was royalties paid to third parties related to software we began to include in our product in 2007. Cost of software revenue was nominal as a percent of total revenue in 2007 and 2% of total revenue in 2006.

Cost of services revenue increased $1.6 million, or 26%, from $6.2 million in 2006 to $7.8 million in 2007. The increase was the result of higher employee compensation of $0.8 million due to an increase in the number of our maintenance and professional services personnel and $0.8 million of costs of maintenance and professional services personnel of Double-Take EMEA which was acquired on May 23, 2006. Cost of services revenue represented 23% of our services revenue in 2007 and 28% of our services revenue in 2006.

Gross profit increased $21.2 million, or 40%, from $53.3 million in 2006 to $74.5 million in 2007. Gross margin increased from 88% in 2006 to 90% in 2007. This increase is primarily related to the increased maintenance revenue in 2007 from Double-Take EMEA and the expanding customer base. Additionally, cost of software revenue decreased in 2007 as a result of the use of Double-Take EMEA’s inventory during 2006. These increases to gross profit are all partially offset by increased personnel costs in maintenance and professional services.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses increased $6.7 million, or 30%, from $22.2 million in 2006 to $28.9 million in 2007. The increase was due to an increase of compensation and commission expense of $2.1 million resulting from increased sales and headcount, an increase of $1.0 million in marketing and advertising related to creating Double-Take brand awareness, an increase of $0.2 of travel expense and an increase of $3.3 million of costs of sales and marketing efforts through Double-Take EMEA which was acquired on May 23, 2006.

Research and Development.  Research and development expenses increased $1.2 million, or 11%, from $10.7 million in 2006 to $11.9 million in 2007. The increase resulted primarily from higher compensation expense of $0.7 million due to an increase in personnel and $0.4 million from outsourced development projects.

General and Administrative.  General and administrative expenses increased $3.0 million, or 26%, from $11.8 million in 2006 to $14.9 million in 2007. The increase in 2007 was primarily related to $0.3 million of compensation expense related to increased headcount, an increase of $2.5 million related to legal, accounting, insurance and consulting fees as a result of being a public company, $1.3 million attributable to expensing of stock options because of the adoption of SFAS 123R in January 2006, and $1.5 million of costs from Double-Take EMEA which was acquired on May 23, 2006. Additionally, in 2006, there was a settlement with the former COO for $1.2 million recorded as a reduction to general and administrative expense. There was no similar reduction to expense in 2007. These increases are partially offset by a decrease in compensation expense in 2007 of $3.2 million due to the issuance of stock to our CEO in 2006 and $1.2 million as a result of the vesting of stock options to our former CEO in 2006.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.7 million, or 45%, from $1.6 million in 2006 to $2.3 million in 2007. The increase was attributable to increased depreciation expense of $0.4 million associated with increased capital expenditures, which were primarily for product development and other computer-related equipment, as well as increased amortization expense of $0.3 million related to the intangible assets acquired in the Double-Take EMEA acquisition and minimal amortization of the intangibles acquired as part of the Double-Take Canada acquisition.

Interest Income

Interest income increased $2.7 million from $0.3 million in 2006 to $3.0 million in 2007. The increase is attributable to higher balances in our cash and short term investment accounts, mainly as a result of our initial public offering in December 2006 and our positive cash flow from operations.

Foreign Exchange gains (losses)

Foreign currency losses totaled $0.2 million due to foreign currency fluctuations related to Double-Take EMEA during 2007.

Income Tax Expense (benefit)

Income tax expense was $0.5 million in 2006 and was a benefit of $0.8 million in 2007. During 2007, we recorded a current tax expense of $8.2 million related to income generated during the period using an effective tax rate for the full year. Because we have delivered consistent profitability over the past two years, we concluded that it was more likely than not that we would generate sufficient taxable income to utilize the benefit from our net operating loss carryforwards eligible to be used in 2007, 2008 and 2009. As a result, the Company reversed the valuation allowance on $9.0 million of deferred tax assets resulting in a net benefit of $0.8 million in 2007.

In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. As of December 31, 2007, the valuation allowance against net deferred tax assets, which are primarily comprised of net operating loss carryforwards as a result of operating losses incurred since inception, and our acquisition of Double-Take Canada is approximately $26.0 million. Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which is uncertain. Accordingly, the net deferred tax assets were offset by the valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2011 and 2026. Utilization of these net operating losses and credit carryforwards are subject to annual limitations due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable due to “ownership changes” that have occurred. The valuation allowance as of December 31, 2007 will be maintained until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation.

Net Income

Net income increased $13.3 million from a net income of $6.8 million in 2006 to net income of $20.1 million in 2007. This increase is primarily related to our revenue growth of $21.9 million in 2007 while operating expenses have increased by only $11.7 million in the same period. This increase was the result of our continued focus on expense control and continuing to leverage our existing sales force and partners to generate incremental revenue, as well as our acquisition of Double-Take EMEA, which occurred on May 23, 2006. The other contributing factors are the reversal of the valuation allowance on our deferred tax assets as well as increased interest income during 2007.

Preferred Stock

Accretion on our Series B and Series C Preferred stock decreased from $4.5 million in 2006 to $0.0 million in 2007. The accretion increased the carrying value of the preferred shares from their carrying value to their redemption value on a straight-line basis over the period from the investment date to the mandatory redemption date. Accretion ceased as of November 12, 2006, the redemption date for both issuances.

Dividends on our Series B and Series C Preferred stock decreased from $2.8 million in 2006 to $0.0 million in 2007. In connection with our initial public offering in December 2006, our Series B and Series C Preferred stock converted into an aggregate of 11,553,130 shares of common stock. Thus, there are no dividends in 2007.

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

Software License Revenue.  Software revenue increased $12.2 million, or 47%, from $26.2 million in 2005 to $38.4 million in 2006. The increase in software revenue was due to increased volume of $3.4 million resulting from broader demand for, and acceptance of, our software, $1.9 million due to the release of our new product Double-Take for Virtual Systems, $1.9 million due to a price increase that was effective on August 1, 2005 and $5.0 million from Double-Take EMEA sales from May 24 through December 31, 2006.

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

Gross profit increased $17.0 million, or 47%, from $36.3 million in 2005 to $53.3 million in 2006. Gross profit decreased from 89% in 2005 to 88% in 2006. This decrease is related to the cost of software increase related to Double-Take EMEA.

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

Critical Accounting Policies

In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and judgments that affect the amounts reported in our financial statements. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We formulate these estimates and assumptions based on historical experience and on various other matters that we believe to be reasonable and appropriate. Actual results may differ significantly from these estimates. Of our significant accounting policies described in Note A to the historical financial statements included elsewhere in this annual report, we believe that the following policies may involve a higher degree of judgment and complexity.

Revenue Recognition

In accordance with EITF 01-9, our revenue is reported net of rebates and discounts because we do not receive an identifiable benefit in exchange for the rebate or discount. We derive revenues from two primary sources or elements: software licenses and services. Services include customer support, consulting, installation services and training. A typical sales arrangement includes both of these elements. We apply the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and related interpretations to all transactions to determine the recognition of revenue.

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

Our software licenses typically provide for a perpetual right to use our software and are sold on a per-copy basis. We recognize software revenue through direct sales channels and resellers upon receipt of a purchase order or other persuasive evidence and when all other basic revenue recognition criteria are met as described below. Revenue from software licenses sold through an OEM partner is recognized upon the receipt of a royalty report evidencing sales.

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

Other professional services such as consulting and installation services provided by us are not essential to the functionality of the software and can also be performed by the customer or a third party. Revenues from consulting and installation services are recognized when the services are completed. Training fees are recognized after the training course has been provided. Any paid professional services, including training, that have not been performed within three years of the original invoice date will be recognized as revenue in the quarter the age of the unperformed services become three years old. Based on our analysis of such other professional services transactions sold on a stand-alone basis, we have concluded we have established VSOE for such other professional services when sold in connection with a multiple-element software arrangement. The price for other professional services has not materially changed for the periods presented.

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

We consider the four basic revenue recognition criteria for each of the elements as follows:

Persuasive evidence of an arrangement with the customer exists.  Our customary practice is to require a purchase order and, in some cases, a written contract signed by both the customer and us prior to recognizing revenue on an arrangement.

Delivery or performance has occurred.  Our software applications are usually physically delivered to customers with standard transfer terms such as FOB shipping point. Software and/or software license keys for add-on orders or software updates are typically delivered via email. We recognize software revenue upon shipment to resellers and distributors because there is no right of return or refund and no price protection agreements. In situations where multiple copies of licenses are purchased, all copies are delivered to the customer in one shipment and revenue is recognized upon shipment. Occasionally, we enter into a site license with a customer that allows the customer to use a specified number of licenses within the organization. When a site license is sold, we deliver a master disk to the customer that allows the product to be installed on multiple servers. We have no further obligation to provide additional copies of the software or user manuals. Revenue on site licenses is recognized upon shipment of the master disk to the customer. Sales made by our OEM partners are recognized as revenue in the month the product is shipped. We estimate the revenue from a preliminary report received from the OEM shortly after the end of the month. Once the final report is received, the revenue is adjusted to that based on the final report, usually in the following month. Services revenue is recognized when the services are completed, except for customer support, which is recognized ratably over the term of the customer support agreement, which is typically one year.

Fee is fixed or determinable.  The fee customers pay for software applications, customer support and other professional services is negotiated at the outset of an arrangement. The fees are therefore considered to be fixed or determinable at the inception of the arrangement.

Collection is probable.  Probability of collection is assessed on a customer-by-customer basis. Each new customer undergoes a credit review process to evaluate its financial position and ability to pay. If we determine from the outset of an arrangement that collection is not probable based upon the review process, revenue is recognized on a cash-collected basis.

Our arrangements do not generally include acceptance clauses. However, if an arrangement does include an acceptance clause, revenue for such an arrangement is deferred and recognized upon acceptance. Acceptance occurs upon the earliest of receipt of a written customer acceptance, waiver of customer acceptance or expiration of the acceptance period.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Accordingly, compensation cost for stock options generally was measured as the excess, if any, of the estimated fair market value of our common stock over the amount an employee must pay to acquire the common stock on the date that both the exercise price and the number of shares to be acquired pursuant to the option are fixed. We had adopted the disclosure-only provisions of Statement of Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“FAS 123”), and Statement of Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“FAS 148”), which was released in December 2002 as an amendment to FAS 123 and used the minimum value method of valuing stock options as allowed for non-public companies.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”). FAS 123(R) is a revision of FAS 123 and supersedes APB 25, and its related implementation guide. FAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the measurement date of grant. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We adopted FAS 123(R) on January 1, 2006, which requires compensation cost to be recognized as expense in 2006 and future periods for the portion of outstanding awards that were unvested at that date and awards that are subsequently granted, based on the fair value of those awards on the measurement date, calculated using an option pricing model. For more information regarding our accounting for stock option grants, see Note 15 to our financial statements, “Stock-Based Compensation.”

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

In January 2006, we determined that because of the settlement of the patent litigation in December 2005 and the achievement of several important business milestones in late 2005 and January 2006, such as a new product launch and two consecutive quarters of profitable operating results, the valuation of our common stock was more complex and required the assistance of an independent valuation specialist. As a result, we engaged a valuation specialist, in February 2006 to prepare a valuation of our common stock as of December 31, 2005. The valuation specialist considered several methodologies in its analysis, including an analysis of guideline public companies, an analysis of comparable company transactions, and a discounted cash flow analysis. The results of the public company and comparable company transaction components of the analysis vary not only with factors such as our revenue, EBITDA, and income levels, but also with the performance of the public market valuation of the companies at the time and the selected transactions used in the analysis. Although the market-based analyses did not include companies directly comparable to us, the analysis provided useful benchmarks. The final valuation conclusion was based on the discounted cash flow analysis in light of the results of the market-based analysis. The discounted cash flow analysis, an income-based approach, involves applying appropriate discount rates to estimated future free cash flows, which were based on management’s forecasts of revenue and costs at the time. As with any valuation based on the discounted cash flow method, the underlying assumptions involve a significant degree of complexity and judgment. Once the enterprise value of the Company was determined, the result was reconciled to equity value after the consideration of any interest-bearing debt and excess working capital. The equity value was allocated between preferred and common classes of stock in accordance with the current value method. In determining the per share value of the common shares, management, without taking into account discounts for lack of marketability or lack of control, divided the equity value by the number of common stock equivalents. The discounted cash flow method resulted in an estimated fair market value of our common stock as of December 31, 2005 of $1.96 per share. We believe that this valuation also supports our determination for 2005. The valuation report was used as an aid to the board of directors in determining the fair market value of the common stock underlying the options granted with accounting measurement dates in April through May 2006. Based on the results of this valuation, which was completed in April 2006, the board of directors determined at that time that the fair market value per share of our common stock was $1.96 per share during this period. All stock options granted during this period have an exercise price equal to that fair market value determination of $1.96 per share. As described below, this determination was subsequently reassessed.

In August 2006, the same independent valuation specialist was engaged to perform a valuation of our common stock as of June 30, 2006. The valuation report was used as an aid by our board of directors in determining the fair market value of the common stock underlying the stock options granted through September 2006. The valuation specialist used substantially the same analysis and methodologies as it did for the previous valuation, except that the valuation specialist also took into account the prospect of the public offering and considered some of the assumptions from the preliminary valuation methodologies contemplated by the underwriters. The valuation specialist determined that the fair market value of our common stock was $7.06 per share as of June 30, 2006.

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

As a result of the reassessment of the fair market value of our common stock underlying stock option grants to employees, we have recorded additional stock-based compensation for each stock option granted during 2006 based upon the difference between the retrospectively determined fair market value of our common stock at the relevant measurement date of the stock option grant and the exercise price of the stock option. We amortize the unearned stock-based compensation and record stock-based compensation expense ratably over the vesting periods of these stock options. We recorded $1.0 million of stock-based compensation expense in 2006 and $2.6 million in 2007.

The intrinsic value of our outstanding options at December 31, 2007 was $35.4 million with $27.2 million attributable to vested options and $8.2 million attributable to unvested options. The intrinsic value of our outstanding options at December 31, 2006 was $29.8 million with $21.4 million attributable to vested options and $8.4 million attributable to unvested options.

We account for stock options grants to non-employees in accordance with FAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.

Income Taxes

In 2007, we recorded a current tax expense of $8.2 million related to income generated during the periods using an effective tax rate for the full year.

As of December 31, 2006, we recorded a full valuation allowance against net deferred tax assets, which are primarily comprised of net operating loss carryforwards as a result of operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which is uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2011 and 2026. Utilization of these net operating losses and credit carryforwards are subject to annual limitations due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable due to “ownership changes” that have occurred.

We analyze the carrying value of our deferred tax assets on a regular basis. Because we have delivered consistent profitability over the past two years, we concluded that it was more likely than not that we would generate sufficient taxable income to utilize the benefit from our net operating loss carryforwards eligible to be used in 2007, 2008, and 2009. In 2007, we reversed the valuation allowance on $9.0 million of deferred tax assets. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. As of December 31, 2007, the remaining valuation allowance is approximately $26.0 million. This valuation allowance will be maintained until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

We adopted the provisions of FIN 48 on January 1, 2007. The application of this Interpretation requires a two-step process that separates recognition from measurement. Upon implementing FIN 48 and performing the analysis we did not recognize any uncertain tax positions and during 2007, we did not recognize any increase or decrease to reserves for uncertain tax positions.

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

We have elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes. Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections.

Software Development Costs

Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“FAS 86”), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Our current process for developing software is essentially completed concurrently with the establishment of technological feasibility and therefore no software development costs have been capitalized for the years ended December 31, 2007, 2006 and 2005. Costs incurred to develop software programs prior to the achievement of technological feasibility are expensed as incurred.

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

From the start of our operations in 1991 until the three months ended June 30, 2005, we financed our operations primarily through the issuance of preferred stock and common stock. Since the three months ended June 30, 2005, we have primarily financed our operations through internally generated cash flows. In December 2006, we received $47.5 million in net proceeds from our initial public offering and $1.0 million in net proceeds from our secondary offering in August 2007. As of December 31, 2007, we had cash and cash equivalents and short term investments of $64.7 million and accounts receivable of $18.2 million.

In January 2006, in connection with the settlement of an intellectual property dispute reached in December 2005, we paid $3.8 million to another company. We also agreed to make future payments of $0.5 million in each of January 2007, 2008, 2009 and 2010, which we collateralized by a $2.0 million letter of credit to that company. The letter of credit will be drawn down automatically in increments of $0.5 million at the time of each payment requirement. Our future obligations under the settlement will be reduced on a dollar-for-dollar basis to the extent that we purchase or resell the other company’s products. As of December 31, 2007, we have purchased $1.0 million of computer equipment that has reduced this obligation.

In May 2006, we paid $1.1 million to the former stockholders of Double-Take EMEA, which was our primary distributor in Europe, the Middle East and Africa as the initial payment for the acquisition of that company. Subsequent payments totaling $8.7 million have been made through December 31, 2007. The remaining portion of the purchase price, which we estimate to be $0.3 million, will be paid in 2008. A portion of our earn-out payments were held in escrow as of December 31, 2007, to satisfy claims against the selling shareholders that we may have from time to time as a result of breaches of representations, warranties or covenants.

In May 2007, we entered into another amendment to the credit facility with Silicon Valley Bank that extended the term of the facility to April 29, 2008. Under the terms of the facility, our maximum borrowings are $2 million less the aggregate amounts of all outstanding letters of credit, foreign exchange contracts, or any other accommodations issued or incurred, or caused to be issued or incurred by the bank. Up to $0.5 million of the facility is available for foreign exchange contracts. The rate of interest for this amendment is 0.75% above the prime rate. This facility is collateralized by all of our assets, excluding intellectual property. As of December 31, 2007 there was a letter of credit relating to our settled legal proceeding (noted above) outstanding for $1.5 million.

In December 2007 the Double-Take Software, Inc. and Double-Take Canada, a Canadian corporation and wholly-owned subsidiary of Double-Take Software, Inc., entered into a share purchase agreement with TimeSpring Software Corporation, a Canadian corporation, and the shareholders of TimeSpring for the acquisition of TimeSpring. Pursuant to the terms of the Purchase Agreement, Double-Take Canada acquired all of the issued and outstanding shares of TimeSpring for a cash purchase price of approximately $8.3 million plus transaction costs and subject to certain customary post-closing working capital adjustments. Approximately $1.4 million of the purchase price was placed into escrow to secure certain indemnification obligations of the Sellers.

During 2007, both the earn out payments to the former stockholders of Double-Take EMA of approximately $6.3 million and the cash expenditure of approximately $9.8 million for TimeSpring were funded from cash generated from operations.

Sources and Uses of Cash

For 2007, cash generated from operating activities was $20.5 million. We used cash in investing activities in the amount of $57.3 million. We generated cash from financing activities in the amount of $7.6 million. Our net decrease in cash and cash equivalents from December 31, 2006 to December 31, 2007 was $29.4 million. The decrease in cash and cash equivalents during 2007 is substantially due to our investment in short term securities during 2007. As of December 31, 2007 we had $39.0 million of short term securities. We currently expect to experience positive cash flow from operations in future periods.

The following table sets forth cash flow data for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flow data:
Net cash provided by operating activities	$20,513	$13,651	$3,605
Cash used by investing activities	(57,306)	(4,123)	(1,096)
Net cash provided by financing activities	7,593	37,193	1
Effect of exchange rate changes on cash and cash equivalents	(222)	108	—

Net increase (decrease) in cash and equivalents	(29,422)	46,829	2,510
Cash and cash equivalents, beginning of period	55,170	8,341	5,831

Cash and equivalents, end of period	$25,748	$55,170	$8,341

Cash Flows from Operating Activities

Cash provided by operating activities increased in 2007 compared to 2006 primarily due to having $20.1 million of net income in 2007 compared to net income of $6.8 million in 2006 and our continued growth of deferred revenue of $7.1 million, which was a result of our increase in software license sales and maintenance renewals. Compensation expense of $2.6 million related to SFAS 123(R), and $2.3 million related to depreciation and amortization are additional increase to cash flow from operations. These increases in cash flows from operations have been partially offset by the change in accounts receivable, prepaid expenses and other assets, and deferred tax assets. The deferred tax asset increased by $5.9 million as a result of the reduction of the deferred tax asset valuation allowance and the increase in accounts receivable of $4.8 is a result of increased sales. We anticipate the growth in deferred revenue in the near term will be offset by growth in accounts receivable balances due to the growth in sales and historically slower collections from customers experienced by Double-Take EMEA. Additionally, as the deferred tax asset is utilized in future years, our operating cash flows will increase. The acquisition of Double-Take Canada had a nominal impact of cash flows from operating activities in 2007. In the near term while we integrate the TimeData products into our operations, we anticipate Double-Take Canada will decrease our operating cash flow.

Cash provided by operating activities increased in 2006 compared to 2005 primarily due to having $6.8 million of net income in 2006 as opposed to a net loss of $3.8 million in 2005 and our continued growth of deferred revenue of $5.9 million, which was a result of our increase in software license sales and maintenance renewals. Compensation expense of $1.0 million related to SFAS 123(R), $1.2 million related to our former CEO’s options and $3.2 million related to the issuance of common stock to our CEO are additional add-backs to cash flow from operations. These increases in cash flow from operations have been partially offset by the change in accounts payable and accrued expenses. This change is primarily due to our payment of $3.8 million in the settlement of a proceeding with a provider of information storage systems in January 2006, as well as our payment of $0.9 million related to income taxes for Double-Take EMEA.

Cash Flows from Investing Activities

Cash used in investing activities increased in 2007 by $57.3 million as compared to 2006 primarily due to purchases of short term investments with the proceeds of our initial public offering, increased research and development lab equipment expenditures, earn-out payments related to our acquisition of Double-Take EMEA on May 23, 2006 and our acquisition of Double-Take Canada in December 2007. We currently expect to make one additional earn-out payment related to our acquisition of Double-Take EMEA in the amount of $0.3 million and expect to continue to invest in our research and development equipment in the future. As a result, unless we make another acquisition, we expect net cash used in investing activities to decrease in the near term.

Cash used in investing activities increased in 2006 compared to 2005 primarily due to increased research and development lab equipment expenditures, and our acquisition of Double-Take EMEA on May 23, 2006.

Cash Flows from Financing Activities

Cash provided by financing activities decreased $29.6 million in 2007 compared to 2006 substantially due to our initial public offering in 2006. In 2006 the proceeds from our initial public offering, which were offset by payments made for the repurchase of common stock from the CEO and payments made to the holders of our Series B preferred stock upon the conversion of the outstanding shares of our Series B convertible preferred stock in connection with our initial public offering, resulted in approximately $36.8 million of cash provided by financing activities. There was an additional $0.5 million of stock options exercises in 2006. These transactions resulted in cash provided by financing activities of approximately $37.2 million. In 2007, we received $2.7 million of proceeds from our secondary offering and stock option exercises and $4.9 million as excess tax benefits from stock based compensation.

Cash provided by financing activities increased $37.2 million in 2006 compared to 2005 due to our initial public offering which includes our payment of $10.2 million to the holders of our Series B preferred stock upon the conversion of the outstanding shares of our Series B convertible preferred stock in connection with our initial public offering.

Cash Requirements

We have various contractual obligations and commercial commitments. The following table sets forth our future contractual obligations and commercial commitments as of December 31, 2007:

	Payments Due by Period
		Less Than	1 to 3	3 to 5
	Total	1 Year	Years	Years	5+ Years
	(In thousands)

Contractual obligations
As of December 31, 2007
Capital (finance) lease obligations	$85	$51	$34	$—	$—
Operating lease obligations	6,085	1,995	3,361	729	—
Purchase obligations	1,000	500	500	—	—

Total	$7,170	$2,546	$3,895	$729	$—

We have entered into various non-cancelable operating lease agreements, with expiration dates through 2011, for office space and computer equipment. Some of these leases have free or escalating rent payment provisions. We recognize rent expense under these leases on a straight-line basis. Our purchase obligations as of December 31, 2007 represent non-cancelable contractual obligations for equipment and services. The foregoing table does not reflect any contractual obligations and commercial commitments that we entered into after December 31, 2007 and it does not include our obligations to make additional acquisition-related payments to Double-Take EMEA’s former stockholders. The payments to the former Double-Take EMEA stockholders are based on purchases under our inter-company distribution agreement with that company, and we estimate the final payment will be $0.3 million in 2008.

Given our current cash and cash equivalents, our short term investments, our accounts receivable, the net proceeds from our initial public offering, available borrowings under our revolving loan agreement and our expectation of continued positive cash flow from operations, we believe that we will have sufficient liquidity to fund our business and meet our contractual obligations over a period beyond the next 12 months. We may need to raise additional funds in the future, including for acquisitions or investments in complementary businesses or technologies or if we experience operating losses that exceed our expectations. In the event that additional financing is required, we may not be able to obtain it on acceptable terms or at all. Additional sources may include equity and debt financing and other financing arrangements. If we raise additional funds through the issuance of equity or convertible securities, our stockholders may experience dilution. We may not be able to generate sufficient cash flow from operations according to our planned schedule, or to obtain any additional financing arrangements we may require or seek on terms acceptable to us. Any inability by us to generate or obtain the sufficient funds that we may require could limit our ability to increase our revenue or to enhance our profitability.

Off-Balance Sheet Arrangements

As of December 31, 2007, other than our operating leases described under “— Liquidity and Capital Resources — Cash Requirements” above, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended December 31, 2007. The data has been prepared on the same basis as the audited consolidated financial statements included in this annual report and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended
	2007				2006
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(In thousands, except per share data)

Revenue:
Product	$14,176	$12,612	$11,991	$10,390	$12,178	$10,231	$9,637	$6,372
Maintenance and Professional Services	9,348	8,695	8,021	7,535	6,875	6,185	5,055	4,307

Total revenue	23,524	21,307	20,012	17,925	19,053	16,416	14,692	10,679

Cost of revenue:
Cost of product	195	71	118	27	26	514	811	4
Maintenance and Professional Services	2,035	1,927	2,008	1,857	1,767	1,703	1,462	1,261

Total cost of revenue	2,230	1,998	2,126	1,884	1,793	2,217	2,273	1,265

Gross profit	21,294	19,309	17,886	16,041	17,260	14,199	12,419	9,414
Operating expenses
Sales and Marketing	8,189	6,935	6,845	6,903	6,620	5,641	5,620	4,330
Research and Development	3,140	3,042	2,839	2,875	2,930	2,753	2,532	2,464
General and Administrative	3,856	4,100	3,690	3,217	5,453	2,577	1,767	2,027
Depreciation and Amortization	639	603	555	549	519	492	351	251

Total Operating Expenses	15,824	14,680	13,929	13,544	15,522	11,463	10,270	9,072

Operating Income	5,470	4,629	3,957	2,497	1,738	2,736	2,149	342
Interest Income	806	798	772	643	106	92	70	51
Interest Expense	(10)	(9)	(11)	(19)	(22)	(26)	(26)	(17)
Foreign exchange (losses) gains	(184)	(55)	6	(1)	(23)	24	55

Income (loss) before income taxes	6,082	5,363	4,724	3,120	1,799	2,826	2,248	376
Income Tax (benefit) expense	(258)	2,055	(2,768)	182	91	317	83	3

Net income	6,340	3,308	7,492	2,938	1,708	2,509	2,165	373
Accretion on redeemable shares	—	—	—	—	(496)	(1,334)	(1,332)	(1,334)

Dividends	—	—	—		(667)	(743)	(722)	(698)

Net gain (loss) attributable to common stockholders	$6,340	$3,308	$7,492	$2,938	$545	$432	$111	$(1,659)

Net income (loss) per share, basic	$0.29	$0.15	$0.36	$0.14	$0.09	$0.11	$0.03	$(0.44)
Net income (loss) per share, diluted	$0.27	$0.14	$0.33	$0.13	$0.07	$0.07	$0.02	$(0.44)

Stock-based compensation expense included in above	$726	$1,140	$483	$272	$1,030	$487	$253	$446

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

Historically, our exposure to foreign currency exchange rates was limited as our international sales were denominated in the United States dollar. As a result of our acquisition of Double-Take EMEA in May 2006 and Double-Take Canada in December 2007, we now have international sales that are denominated in foreign currencies, and we face exposure to adverse movements in foreign currency exchange rates. Depending on the amount of our revenue generated from Double-Take EMEA and Double-Take Canada, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Our primary exposures are to fluctuations in exchange rates for the United States dollar versus the Euro and Canadian dollar and to a lesser extent, the United States dollar versus the British Pound. Changes in currency exchange rates could adversely affect our reported revenue and could require us to reduce our prices to remain competitive in foreign markets, which could also materially adversely affect our results of operations. We have not historically hedged exposure to changes in foreign currency exchange rates and, as a result, we could incur unanticipated gains or losses.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Double-Take Software, Inc.

We have audited the accompanying consolidated balance sheets of Double-Take Software, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), cash flows and schedule II for each of the years in the three-year period ended December 31, 2007. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule II are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated referred to above present fairly, in all material respects, the consolidated financial position of Double-Take Software, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, schedule II referred to above, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

As discussed in Notes F and J[4] to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”, effective January 1, 2007 and changed its method of accounting for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 (R) “Share-Based Payment”, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Double-Take Software, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria’s established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/  Eisner LLP

New York, New York
March 14, 2008

DOUBLE-TAKE SOFTWARE, INC.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$25,748	$55,170
Short term investments	38,977	—
Accounts receivable, net of allowance for doubtful accounts of $599 and $570 at December 31, 2007 and 2006, respectively	18,171	12,676
Inventory	—	14
Prepaid expenses and other current assets	5,019	2,210
Deferred tax assets	3,184	—

Total current assets	91,099	70,070
Property and equipment — at cost, net of accumulated depreciation of $4,505 and $2,838 at December 31, 2007 and 2006, respectively	4,184	3,000
Customer relationships, net of accumulated amortization of $727 and $274 at December 31, 2007 and 2006, respectively	1,540	1,993
Marketing relationships, net of accumulated amortization of $399 and $150 at December 31, 2007 and 2006, respectively	1,593	1,842
Technology related intangibles, net of accumulated amortization of $8 and $0 at December 31, 2007 and 2006, respectively	1,928	—
Goodwill	11,408	—
Other assets	149	121
Long-term deferred tax assets	2,705	—

Total assets	$114,606	$77,026

LIABILITIES
Current liabilities:
Accounts payable	$1,983	$2,217
Accrued expenses	7,396	6,845
Accrued purchase price	—	1,425
Other liabilities	751	135
Deferred revenue	24,162	16,774

Total current liabilities	34,292	27,396

Long-term deferred revenue	4,485	3,977
Long-term deferred rent	272	406
Long-term capital lease obligations	13	17

Total long-term liabilities	4,770	4,400

Total liabilities	39,062	31,796

Stockholders’ equity
Common stock, $.001 par value per share; 130,000,000 shares authorized; 21,928,664 and 20,726,589 shares issued and outstanding at December 31, 2007 and 2006, respectively	22	21
Additional paid-in capital	148,628	138,398
Accumulated deficit	(73,239)	(93,317)
Accumulated other comprehensive income
Unrealized gain on short term investments	14	—
Cumulative foreign currency translation adjustment	119	128

Total stockholders’ equity (deficit)	75,544	45,230

Total liabilities and stockholders’ equity (deficit)	$114,606	$77,026

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share and
	per share amounts)

Revenue:
Software licenses	$49,169	$38,418	$26,222
Maintenance and professional services	33,599	22,422	14,488

Total revenue	82,768	60,840	40,710

Cost of revenue:
Software licenses	411	1,355	38
Maintenance and professional services	7,827	6,193	4,357

Total cost of revenue	8,238	7,548	4,395

Gross profit	74,530	53,292	36,315

Operating expenses:
Sales and marketing	28,872	22,211	17,191
Research and development	11,896	10,679	9,748
General and administrative	14,863	11,824	6,730
Depreciation and amortization	2,346	1,613	805
Legal fees and settlement costs	—	—	5,671

Total operating expenses	57,977	46,327	40,145

Operating income (loss)	16,553	6,965	(3,830)
Interest income	3,019	319	83
Interest expense	(49)	(91)	(36)
Foreign exchange (loss) gains	(234)	56	—

Income (loss) before income taxes	19,289	7,249	(3,783)
Income tax (benefit) expense	(789)	494	—

Net income (loss)	20,078	6,755	(3,783)
Accretion on redeemable shares:
Series B	—	(4,477)	(5,310)
Series C	—	(19)	(22)
Dividends on Series B	—	(2,140)	(2,035)
Dividends on Series C	—	(690)	(651)

Net income (loss) attributable to common stockholders	$20,078	$(571)	$(11,801)

Net income (loss) per share attributable to common stockholders:
Basic	$0.94	$(0.13)	$(3.11)

Diluted	$0.87	$(0.13)	$(3.11)

Weighted-average number of shares used in per share amounts:
Basic	21,332,128	4,305,789	3,788,733

Diluted	23,026,937	4,305,789	3,788,733

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Income	Total
	(In thousands, except share and per share amounts)

Balance — January 1, 2005	3,787,786	4	48,168	(90,773)		—	(42,601)
Net loss for the year	—	—	—	(3,783)	(3,783)		(3,783)
Total comprehensive income					$(3,783)

Accretion of difference between carrying amount and redemption price — Series B	—	—	(5,310)	—			(5,310)
Redeemable convertible preferred stock dividends — Series B	—	—	—	(2,035)			(2,035)
Accretion of difference between carrying amount and redemption price — Series C	—	—	(22)	—			(22)
Redeemable convertible preferred stock dividends — Series C	—	—	—	(651)			(651)
Options issued for services	—	—	94	—			94
Exercise of stock options	1,484	—	1	—			1

Balance — December 31, 2005	3,789,270	4	42,931	(97,242)		—	(54,307)
Net income for the year	—	—	—	6,755	6,755		6,755
Foreign currency translation adjustment	—	—	—		128	128	128

Total comprehensive income					$6,883

Accretion of difference between carrying amount and redemption price — Series B	—	—	(4,477)	—			(4,477)
Redeemable convertible preferred stock dividends — Series B	—	—	—	(2,140)			(2,140)
Return of Capital — Series B	—	—	(10,225)	—			(10,225)
Accretion of difference between carrying amount and redemption price — Series C	—	—	(19)	—			(19)
Redeemable convertible preferred stock dividends — Series C	—	—	—	(690)			(690)
Conversion of preferred stock	11,553,130	12	57,979	—			57,991
Public offering, net of expenses	5,000,000	5	47,544	—			47,549
Options issued for services	—	—	2,240	—			2,240
Exercise of stock options	158,198	—	528	—			528
Exercise of warrants	67,996	—	—	—			—
Shares issued to CEO	157,995	—	1,897	—		—	—

Balance — December 31, 2006	20,726,589	$21	$138,398	$(93,317)		$128	$45,230
Net income for the year	—	—	—	20,078	20,078	—	20,078
Foreign currency translation adjustment	—	—	—	—	(9)	(9)	(9)
Unrealized gain on short term investments	—	—	—	—	14	14	14

Total comprehensive income					$20,083

Options issued for services	—	—	2,621	—		—	2,621
Exercise of stock options	1,018,407	1	1,588	—		—	1,589
Exercise of warrants	67,918	—	—	—		—	—
Excess tax benefits on stock based compensation	—	—	4,895	—		—	4,895
Proceeds from public offering, net of expenses	115,750	—	1,126	—		—	1,126

Balance — December 31, 2007	21,928,664	$22	$148,628	$(73,239)		$133	$75,544

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share and per share amounts)

Cash flows from operating activities:
Net income (loss)	$20,078	$6,755	$(3,783)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,636	1,189	805
Amortization of intangible assets	710	424	—
Provision for doubtful accounts	19	200	100
Issuance of options for services	2,621	2,215	119
Issuance of common stock to CEO	—	3,241	—
Issuance of redeemable convertible Series C preferred to management as compensation	—	103	54
Deferred income tax benefit	(5,889)	—	—
Changes in:
Accounts receivable	(4,840)	(1,939)	(2,590)
Prepaid expenses and other assets	(1,128)	(1,684)	4
Inventory	14	328	—
Other assets	(20)	(2)	15
Accounts payable and accrued expenses	(349)	(2,159)	4,343
Other liabilities	582	(887)	—
Deferred revenue	7,079	5,867	4,538

Net cash provided by operating activities	20,513	13,651	3,605

Cash flows from investing activities:
Purchase of property and equipment	(2,340)	(2,050)	(1,096)
Purchase of short term investments	(65,179)	—	—
Sales of short term investments	26,445	—	—
Acquisitions, net of cash acquired	(16,232)	(2,073)	—

Net cash used in investing activities	(57,306)	(4,123)	(1,096)
Cash flows from financing activities:
Return of Capital — Series B	—	(10,225)	—
Proceeds from public offering, net of expenses	1,126	48,319	—
Repurchase of common stock from CEO	—	(1,343)	—
Proceeds from exercise of stock options	1,589	453	1
Excess tax benefits from stock based compensation	4,895	—	—
Payment on capital lease obligation	(17)	(11)	—

Net cash provided by financing activities	7,593	37,193	1

Effect of exchange rate changes on cash	(222)	108	—
Net increase (decrease) in cash and cash equivalents	(29,200)	46,721	2,510
Cash and cash equivalents — beginning of year	55,170	8,341	5,831

Cash and cash equivalents — end of year	$25,748	$55,170	$8,341

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$78	$51
Income taxes	$1,852	$1,066	$3
Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock upon cashless exercise of warrants	$201	$—	$—
Accrued costs for public offering	$—	$770	—
Receivable from employees in connection with exercise of stock options	$—	$74	—

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

The Company completed an initial public offering of its common stock in December 2006.

In connection with the Company’s initial public offering:

•	The Company effected a 1 for 4.9 reverse stock split of its common stock on November 3, 2006. All share and per share amounts related to common stock, options and warrants included in the consolidated financial statements have been restated to reflect the reverse stock split. The conversion ratios of the Company’s Series B Preferred Stock and Series C Preferred Stock have also been adjusted to reflect the reverse split.

•	There were 7.5 million shares of common stock sold at $11.00 per share to the public, comprising 5 million shares of common stock sold by the Company and 2.5 million shares of common stock sold by existing stockholders. The Company received gross proceeds of $55,000, or $47,549 after deducting underwriting discounts and commissions of $3,850 and offering costs of $3,601. Upon closing of the IPO, all shares of redeemable preferred stock automatically converted into 11,553,130 shares of common stock.

•	On January 3, 2007, the underwriters of the Company’s initial public offering exercised their over-allotment option to purchase an additional 1,125,000 shares of common stock of the Company from certain existing stockholders. The Company did not receive any proceeds from the sale of the shares of the selling stockholders.

The Company completed a secondary offering of its common stock in August 2007.

In connection with this secondary offering:

•	There were 2.8 million shares of common stock sold at $16.00 per share to the public, comprising 100,000 shares of common stock sold by the Company and 2.7 million shares of common stock sold by existing stockholders. The Company did not receive any proceeds from shares of common stock sold by the selling stockholders. The Company received gross proceeds of $1,600, or $1,002 after deducting underwriting discounts and commissions of $88 and offering costs of $510. The Company paid the offering costs of the selling stockholders.

•	On August 13, 2007, the underwriters of the Company’s secondary offering exercised their over-allotment option to purchase an additional 15,750 shares from the Company and 402,750 shares from one of the selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholder. The Company received gross proceeds of $252, or $238 after underwriting commissions of $14.

Principles of Consolidation

The consolidated financial statements include all subsidiaries. All inter-company transactions and balances have been eliminated. Double-Take EMEA became a subsidiary on May 23, 2006, therefore the consolidated financial statements include Double-Take EMEA’s financial results and activities from the date of acquisition. Double-Take Software Canada, Inc. (“Double-Take Canada”) entered into a share purchase agreement with

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

TimeSpring Software Corporation (“TimeSpring”) on December 24, 2007. The consolidated financial statements include the financial results and activities related to Double-Take Canada’s acquisition of TimeSpring from the date of the acquisition until December 31, 2007.

[2]  Acquisition of TimeSpring Software Corporation:

On December 24, 2007, the Company and Double-Take Canada, a Canadian corporation and wholly-owned subsidiary of the Company, entered into a share purchase agreement (the “Purchase Agreement”) with TimeSpring Software Corporation, a Canadian corporation, and the shareholders of TimeSpring (the “Sellers”) for the acquisition of TimeSpring. Pursuant to the terms of the Purchase Agreement, Double-Take Canada acquired from the Sellers all of the issued and outstanding shares of TimeSpring for a cash purchase price of approximately $8.3 million plus transaction costs and subject to certain customary post-closing working capital adjustments. Approximately $1.4 million of the purchase price was placed into escrow to secure certain indemnification obligations of the Sellers.

The acquisition of TimeSpring was accounted for using the purchase method of accounting and the assets acquired and liabilities assumed were accounted for at their fair values at the acquisition date based on a management review, including a valuation report issued by an independent third party. The amounts are based on currently available information and certain assumptions and estimates that management believes are reasonable. Operating results of the Double-Take Canada acquisition of TimeSpring are included in the consolidated financial statements from its date of acquisition. The operating results from December 24, 2007 through December 31, 2007 for Double-Take Canada were de minimus.

The details of the initial purchase price allocation are as follows:

Cash purchase price	$8,339
Working capital adjustments	818
Transaction costs	620

Total initial purchase price	$9,777

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The allocation is subject to refinement substantially related to the finalization of the post-closing working capital adjustments:

		Life

Bank overdraft	$(149)
Accounts receivable	60
Prepaid expenses and other current assets	1,215
Account payable	(25)
Accrued expenses	(113)
Other liabilities	(92)
Deferred revenue	(36)
Properties and equipment	453	3-5 years
Technology related intangible	1,936	5 years
Goodwill	6,528

Net assets acquired	$9,777

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

The following unaudited pro forma information represents the Company’s condensed consolidated results of operations as if the acquisition of Double-Take Canada had occurred as of the beginning of the years ended December 31, 2007 and 2006. The pro forma amounts of net income (loss) attributable to common stockholders include amortization of the amounts ascribed to intangible assets acquired in the acquisition.

	Year Ended December 31,
	2007	2006

Total Revenue	$83,142	$61,373
Net income (loss) attributable to common stockholders	$15,461	$(5,841)
Basic income (loss) per share	$0.72	$(1.36)
Diluted income (loss) per share	$0.67	$(1.36)
Weighted average shares outstanding — basic	21,332	4,306
Weighted average shares outstanding — diluted	23,027	4,306

[3]  Acquisition of Double-Take EMEA:

On May 23, 2006, the Company acquired all of the issued and outstanding shares of Sunbelt System Software S.A.S. which is now known as Double-Take Software S.A.S., or Double-Take EMEA. From 1998 through the acquisition date, Double-Take EMEA was the principal or exclusive distributor of the Company’s software in the European, Middle Eastern and African market and a certified Double-Take training organization. An initial payment of $1.1 million was made to the former stockholders of Double-Take EMEA for the acquisition, which represented earn-out payments for the period January 1, 2006 through April 30, 2006. Subsequent payments totaling $8.7 million were made through December 31, 2007. A portion of the earn-out payments are held in escrow. The escrow account was established to hold 20% of the initial $1.1 million payment and 20% of each earn-out payment to satisfy claims against the selling shareholders that we may have from time to time as a result of breaches of representations, warranties or covenants through December 31, 2007. A portion of the earn-out payments remain in escrow as of December 31, 2007. The Company anticipates these will be released in 2008.

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

The details of the initial purchase price allocation are as follows:

Earn-out payments for the period January 1, 2006 through April 30, 2006	$1,133
Amount due to former Double-Take EMEA shareholders	932
Transaction costs	318

Total initial purchase price	$2,383

In accordance with Statement of Financial Accounting Standards No 141, Business Combinations (“FAS 141”), earn-out payments, which had been estimated to be between $10 and $12 million, were not all been included in the calculation of the purchase price because they were contingent in nature and based on a specified percentage of the payments made to the Company by Double-Take EMEA under the Company’s intercompany distribution agreement through December 2007. A portion of the contingent purchase price equal to the excess of the fair value of the assets acquired and liabilities assumed over the non-contingent portion of the purchase price was accrued in accordance with FAS 141. Earn-out payments in excess of the initial amount recorded

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

as the liability have been recorded as additional purchase price and goodwill. Total earnout payments through December 31, 2007 were $8.7 million resulting in goodwill of $4.9 million.

The identifiable assets and liabilities on the date of acquisition are as follows:

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

The consolidated financial statements include the results of operations of Double-Take EMEA from the date of acquisition which was May 23, 2006. The following unaudited pro forma information represents the Company’s condensed consolidated results of operations as if the acquisition of Double-Take EMEA had occurred as of the beginning of the years ended December 31, 2006 and 2005. The pro forma amounts of net income (loss) attributable to common stockholders include amortization of the amounts ascribed to intangible assets acquired in the acquisition.

	Year Ended December 31,
	2006	2005

Total Revenue	$65,621	$51,009
Net income (loss) attributable to common stockholders	$(417)	$(13,065)
Basic and diluted income (loss) per share	$(0.10)	$(3.45)
Weighted average shares outstanding — basic and diluted	4,306	3,789

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

[4]  Cash and cash equivalents:

The Company considers all highly liquid investments (including commercial paper) purchased with an original maturity of 90 days or less to be cash equivalents.

[5]  Short term investments

Short term investments, which are carried at fair value, consist primarily of commercial paper and corporate bonds with original maturities of one year or less. The Company classifies these securities as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income. Interest received on these securities is included in interest income. Realized gains or losses upon disposition of available-for-sale securities are included in other income.

[6]  Accounts receivable and allowance for doubtful accounts:

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit issues based on historical trends.

[7]  Fair value of financial instruments:

At December 31, 2007 and 2006, the Company’s financial instruments consist primarily of accounts receivable, and accounts payable. The carrying values of these instruments approximate their fair value, because of their short-term nature.

[8]  Revenue recognition:

In accordance with EITF 01-9, the Company’s revenue is reported net of rebates and discounts because there is no identifiable benefit in exchange for the rebate or discount. The Company derives revenues from two primary sources or elements: software licenses and services. Services include customer support, consulting, installation services and training. A typical sales arrangement includes both of these elements. The Company applies the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and related interpretations to all transactions to determine the recognition of revenue.

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

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Other professional services such as consulting and installation services provided by the Company are not essential to the functionality of the software and can also be performed by the customer or a third party. Revenues from consulting and installation services are recognized when the services are completed. Training fees are recognized after the training course has been provided. Any professional services, including training, which have not been performed within three years of the original invoice date will be recognized as revenue in the quarter the age of the unperformed services become three years old. Based on the Company’s analysis of such other professional services transactions sold on a stand-alone basis, the Company has concluded it has established VSOE for such other professional services when sold in connection with a multiple-element software arrangement. The price for other professional services has not materially changed for the periods presented.

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

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company’s arrangements do not generally include acceptance clauses. However, if an arrangement does include an acceptance clause, revenue for such an arrangement is deferred and recognized upon acceptance. Acceptance occurs upon the earliest of receipt of a written customer acceptance, waiver of customer acceptance or expiration of the acceptance period.

[9]  Cost of revenue:

Cost of software revenue.  Cost of software revenue consists primarily of media, manual, translation and distribution costs. Cost of software included costs of Double-Take products on hand on May 23, 2006 (the acquisition date) for the period from May 24, 2006 through the date that all such products were sold.

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

[10]  Property, plant and equipment:

Furniture, equipment and computer hardware are depreciated using the straight-line method over their estimated useful lives of up to three years. Leasehold improvements are amortized by the straight-line method over the shorter of the remaining initial terms of the respective leases or economic useful life.

[11]  Software development costs:

Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“FAS 86”), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company’s current process for developing software is essentially completed concurrently with the establishment of technological feasibility and therefore no software development costs have been capitalized for the years ended December 31, 2007 and 2006. Costs incurred to develop software programs prior to the achievement of technological feasibility are expensed as incurred.

[12]  Goodwill:

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 142 requires that goodwill with indefinite lives is not amortized but reviewed for impairment if impairment indicators arise and, at a minimum, annually.

[13]  Intangible assets:

Intangible assets are amortized using the straight-line method over their estimated useful lives. Customer relationships and technology related intangibles have an estimated useful life of 5 years and marketing relationships have an estimated useful life of 8 years.

[14]  Impairment of long-lived assets:

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the cash flows expected to be derived from those assets are less than carrying amounts of those assets. The Company has not recorded any impairment charge for the years ended December 31, 2007, 2006 and 2005.

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

[15]  Advertising expense:

Advertising costs, which include reimbursements to resellers and distributors of $2,772, $2,997 and $2,648 for the years ended December 31, 2007, 2006 and 2005, respectively, are expensed as incurred. Advertising costs are included in sales and marketing costs.

[16]  Income taxes:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”). Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted laws and tax rates that are expected to be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

[17]  Sales tax:

The Company records revenue net of sales tax.

[18]  Accounting estimates:

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

[19]  Concentration of credit risk:

The Company grants credit to customers in a wide variety of industries and geographic locations.

[20]  Foreign Currency Translation

The functional currency of the Company’s foreign operations are the local country’s currency, the Euro and Canadian Dollar. In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“FAS 52”), the assets and liabilities of the Company’s international subsidiaries are translated at their respective period-end exchange rates, and revenues and expenses are translated at average currency exchange rates for the period. The resulting balance sheet translation adjustments are included in “Other comprehensive income (loss)” and are reflected as a separate component of stockholders’ equity (deficit). Foreign currency transaction gains and losses are included in results of operations. Through December 31, 2006, the Company has not entered into any transactions to hedge its exposure to changes in foreign currency exchange rates.

[21]  Comprehensive Income (Loss)

Comprehensive income (loss), presented in the statement of changes in stockholders’ equity (deficit), includes other comprehensive income and net income or loss. Other comprehensive income includes certain changes in equity that are excluded from net income (loss). Specifically, cumulative foreign currency translation adjustments and unrealized gains (losses) on short term investments are included in accumulated other comprehensive income.

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

[22]  Stock-based compensation:

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options generally was measured as the excess, if any, of the estimated fair value of the Company’s common stock over the amount an employee must pay to acquire the common stock on the date that both the exercise price and the number of shares to be acquired pursuant to the option are fixed. The Company had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“FAS 148”), which was released in December 2002 as an amendment to FAS 123 and used the minimum value method of valuing stock options as allowed for non-public companies.

In December 2004, the Financial Accounting Standards Board, referred to as FASB, issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”), which revised FAS No. 123 and supersedes the Accounting Principles Board, referred to as APB, Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123(R) focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under FAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable requisite service period. In addition, FAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS No. 123(R) using the prospective transition method, which requires the Company to apply its provisions only to awards granted, modified, repurchased or cancelled after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on the grant-date fair value of stock option awards granted or modified after January 1, 2006. As the Company had used the minimum value method for valuing its stock options under SFAS 123, all options granted prior to January 1, 2006 continue to be accounted for under APB Opinion No. 25.

As a result of adopting FAS 123(R) on January 1, 2006, based on the grant-date fair value estimate of employee stock options granted, in the year ended December 31, 2006 the Company recognized compensation expense of $1,017, of which $242 is included in sales and marketing, $266 in research and development, $391 in general and administrative, and $118 in cost of revenue, maintenance and professional services. The grant date fair value of options not yet recognized as expense at December 31, 2006 aggregated approximately $3,272. The Company’s income before provision for income taxes and net income for the year ended December 31, 2006 are each $473 less than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. The impact of the adoption of FAS 123(R) was to reduce basic and diluted net income per share attributable to common stockholders by $0.11.

The Company accounts for stock option grants to non-employees in accordance with FAS 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.

[23]  Net income (loss) per share:

Basic and diluted net income (loss) per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128”). Basic income (loss) per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing net income

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

(loss) attributable to common stockholders by the weighted-average number of common shares outstanding, adjusted for the dilutive effect, if any, of potential common shares.

The following potential common shares (in thousands) were excluded from the computation of diluted net income (loss) attributable to common stockholders per share because they had an anti-dilutive impact:

	Year Ended December 31,
	2007	2006	2005

Stock options	727	2,929	2,562
Warrants	—	82	163
Redeemable convertible preferred stock	—	—	10,668

[24]  Recent accounting pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). FAS 157 (a) establishes a common definition for fair value to be applied to assets and liabilities, where required or permitted by Accounting Standards; (b) establishes a framework for measuring fair value; and (c) expands disclosures concerning fair value measurements. FAS 157 does not extend the required use of fair value to any new circumstances. The Statement is effective for financial statements issued during fiscal years beginning after November 15, 2007. The Company does not expect the adoption of FAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). This statement requires employers to recognize the over funded or under funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize any changes in that status in comprehensive income in the year in which it occurs. It also requires that employers measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement does not change how plans are accounted for and reported in the income statement. For publicly traded companies, FAS 158 is effective for fiscal years ending after December 15, 2006. The Company adopted this standard for periods beginning on January 1, 2007 and it did not have a material impact on its financial statements or disclosures.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). The fair value option established by FAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of FAS 159 will have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this standard effective January 1, 2007. See Note E for further discussion.

In November 2005, the FASB issued FASB Staff Position FSP 115-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends Statement of Financial Accounting

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The guidance in FSP 115-1 is applied to reporting periods beginning after December 15, 2005. The Company adopted this standard effective January 1, 2006 and it did not have a material impact on its financial statements or disclosures.

In June 2006, the EITF reached consensus on EITF Issue No. 06-3, Disclosure Requirements for Taxes Assessed by a Government Authority on Revenue-Producing Transactions (“EITF No. 06-3”). EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-E also requires disclosure of the amounts of taxes included in the financial statements. The Company records sales tax collected from its customers on a net basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-3 effective January 1, 2007 and it did not have a material impact on its financial statements or disclosures.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments. (“FAS 155”) This statement amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). This statement resolves issues addressed in FAS 133, Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. FAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133, and establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted this standard effective January 1, 2007 and it did not have a material impact on its financial statements or disclosures.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting FAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date. The Company is currently assessing what the impact of the adoption of this Statement will be on the Company’s financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“FAS 160”). This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company is currently assessing what the impact of the adoption of FAS 160 will be on the Company’s financial position and results of operations.

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

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

In May 2006, the Company entered into an amendment to the Facility (the “Amended Facility”) with Silicon Valley Bank that extended the term of the Facility to April 30, 2007. Under the terms of the Amended Facility, maximum borrowings were the lesser of 75% of eligible receivables or $4.75 million, including up to $2.5 million available for letters of credit, foreign exchange contracts and cash management services. At December 31, 2006, maximum borrowings available under the Amended Facility were $4.75 million, including a $2.0 million letter of credit relating to a settled legal proceeding (see Note F [2]). The rate of interest for the Amended Facility was 0.75% above the prime rate. The Amended Facility was collateralized by all of the Company’s assets, excluding intellectual property.

In May 2007, the Company entered into another amendment to the credit facility (the “Second Amended Facility”) that extended the term of the facility to April 29, 2008. Under the terms of the Second Amended Facility, the Company’s maximum borrowings are $2 million less the then aggregate amounts undrawn on all outstanding letters of credit, foreign exchange contracts, or any other accommodations issued or incurred, or caused to be issued or incurred by the bank. Up to $0.5 million of the facility is available for foreign exchange contracts. The rate of interest for the Second Amended Facility is 0.75% above the prime rate. The facility is collateralized by all of the Company’s assets, excluding intellectual property.

The Second Amended Facility contains a number of restrictions that will limit the Company’s ability, among other things, to do the following: borrow money; enter into transactions outside the ordinary course of business; pledge accounts receivable, inventory, intellectual property and most other assets as security in other borrowings or transactions; pay dividends on stock, redeem or acquire any of our securities; sell certain assets; make certain investments; guaranty obligations of third-parties; undergo a merger or consolidation; or engage in any business other than the business in which we are currently engaged or business that is reasonably related to that business. As required under the Second Amended Facility, Silicon Valley Bank issued a consent for the acquisition of TimeSpring.

At December 31, 2007, 2006 and 2005, there were no borrowings under this line of credit.

Note C —	Investments

The Company’s short term investments, which are carried at fair value, consist of commercial paper and corporate bonds with original maturities of one year or less. As of December 31, 2007 short term investments are $38,977. The Company had no short term investments as of December 31, 2006. The Company has recorded $14 of unrealized gain in other comprehensive income as of December 31, 2007. During 2007, there were no realized gains or losses due to disposition of available-for-sale securities.

Interest income as of December 31, 2007, 2006 and 2005 was $3,019, $319, and $83, respectively.

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

Note D —	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2007	2006

Equipment	$183	$95
Furniture and fixtures	637	460
Motor Vehicles	114	104
Computer hardware	7,060	4,561
Leasehold improvements	695	618

	8,689	5,838
Less accumulated depreciation and amortization	4,505	2,838

	$4,184	$3,000

Property and equipment under capital leases as of December 31, 2007 and 2006 are $185 and $94, respectively.

During the years ended December 31, 2007, 2006 and 2005, the Company recorded depreciation expense of $1,636, $1,189 and $805, respectively.

Note E —	INTANGIBLE ASSETS

During the years ended December 31 2007 and 2006, the Company recorded amortization of intangible assets of $710 and $424, respectively. These amounts are included in depreciation and amortization.

Intangible assets consist of the following:

	December 31,
	2007	2006

Customer relationships	$2,267	$2,267
Less accumulated amortization	(727)	(274)

	$1,540	$1,993

	December 31,
	2007	2006

Marketing relationships	$1,992	$1,992
Less accumulated amortization	(399)	(150)

	$1,593	$1,842

	December 31,
	2007	2006

Technology related intangibles	$1,936	$—
Less accumulated amortization	(8)	—

	$1,928	$—

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

Future amortization of intangible assets is estimated as follows:

Year Ending December 31,

2008	$1,090
2009	$1,090
2010	$1,090
2011	$815
2012	$628
Thereafter	$348

Total	$5,061

Note F —	Provision for Income Taxes

The Company’s net income (loss) before income taxes is as follows:

	Year Ended December 31,
	2007	2006	2005

Domestic	15,979	5,755	(3,783)
Foreign	3,310	1,494	—

Total	19,289	7,249	(3,783)

The Company’s income tax provision (benefit) is as follows:

	2007	2006	2005

Current
Federal	2,986	—	—
State and Local	1,093	—	—
Foreign	1,021	494	—
Deferred
Federal	(4,959)	—	—
State and Local	(930)	—	—
Foreign	—	—	—

Total	(789)	494	—

The variances between the Company’s effective income tax rate and the Federal statutory rate are as follows:

	Year Ended December 31,
	2007	2006	2005

Statutory federal income tax expense (benefit) rate	34%	34%	(34)%
Increase (decrease) in valuation allowance	(46)%	(47)%	33%
State taxes (benefit)	5%	6%	(4)%
Impact of permanent difference	3%	9%	3%
Foreign taxes	0%	7%	0%
Other	0%	(2)%	2%

Effective income tax expense (benefit) rate	(4)%	7%	0%

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company has deferred tax assets related to temporary differences and operating loss carryforwards as follows:

	Year Ended December 31,
	2007	2006

Deferred tax assets:
Current:
Allowance for doubtful accounts	$185	$184
Deferred revenue	816	1,127
Prepaid expenses	(495)	(374)
Net operating loss carryforword	2,678	—

Total current deferred tax assets	3,184	937
Non-current:
Fixed assets	163	513
Straight-line rent	159	200
Net operating loss carryforward	28,630	23,284
Sales tax reserve	39	97
Other	313	4

Total non-current deferred tax assets	29,304	24,098

Total deferred tax assets	32,488	25,035
Deferred liabilities:
Intangible	(569)	—

Total deferred liability	(569)	—
Valuation allowance	(26,030)	(25,035)

Net deferred tax assets	$5,889	$—

At December 31, 2007 and 2006, the Company has available state net operating loss carryforwards in certain states ranging from approximately $47,000 to $59,000 and $58,000 to $66,000, respectively, depending upon the state, expiring in various amounts through 2026. The Company also has available federal net operating loss carryforwards of approximately $59,000 and $66,000 at December 31, 2007 and 2006, respectively, expiring 2011 through 2026. The utilization of these operating loss carryforwards are limited to $7.1 million per year based upon changes in ownership as defined in Section 382 of the Internal Revenue Code. Through December 31, 2006 the Company’s net deferred tax assets were fully reserved due to uncertainty of realization through future operating results. In 2007, the Company determined that based upon a number of factors, including the Company’s cumulative taxable income over the past two years and expected profitability in future years that certain of its deferred tax assets were more-likely-than-not realizable through future earnings. Accordingly, the Company reversed $5,698 in the second quarter of 2007 and $3,262 in the fourth quarter of 2007 of its deferred income tax valuation allowance and recorded a corresponding tax benefit of $8,960. As a result of the acquisition of TimeSpring, the Company acquired approximately $18,186 of Canadian federal net operating loss carryforwards, $16,558 of Canadian provincial (Quebec) net operating loss carryforwards, and $279 of investment tax credits all of which expire in various amounts through 2026. Additionally, approximately $11,620 million of research and development loss carryforwards were acquired, all of which are available for use indefinitely. Due to the uncertainty of the realization of these Canadian carryforwards through future operating results, these carryforwards are included in the valuation allowance. As of December 31, 2007, the Company maintains a valuation allowance for deferred tax assets and liabilities of $26,030 due to uncertainty of realization through future operating results. This allowance will be

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

maintained until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

In accordance with FAS 123R, excess tax benefits related to share based payments should be credited to equity. When determining this excess tax benefit, the Company elected to follow the tax law approach. As a result, the Company’s excess tax benefit which was recorded to equity was approximately $4.9 million as of December 31, 2007.

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

The valuation allowance increased in 2007 by $995 due to the acquisition of the tax carryforwards from TimeSpring offset by the release of the valuation allowance and operating income. The valuation allowance decreased by approximately $3,443 in 2006 due to operating income while it increased by $1,234 in 2005 due to net operating losses, respectively.

Note G —	Commitments and Contingencies

[1]  Leases:

In September 2001, the Company entered into a lease agreement for its offices in New Jersey which expires in 2011. The Company entered into a lease during 2001 for its office in Indiana which expires in 2010. In March 2003, the Company entered into a sublease agreement for an office in Massachusetts which expired in 2006 and the lease was extended through February 2008. In 2007, this lease was extended through February 2009. The Company has a lease agreement for its offices in Paris, France which expires in 2016 with the Company having the option to terminate in 2009 and Worcester, United Kingdom which expires in 2009 with the Company having the option to terminate in 2008. Future minimum annual payments are as follows:

Year Ending December 31,

2008	$1,995
2009	$1,692
2010	$1,211
2011	$458
2012	$458
Thereafter	$271

$6,085

Rent expense under operating leases amounted to approximately $1,878, $1,732 and $1,538 for the years ended 2007, 2006 and 2005, respectively.

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

Rent expense is calculated by amortizing total rental payments (net of any rental abatements, allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.

[2]  Litigation:

In May 2003, a provider of information storage systems (“Plaintiff”), filed a complaint in the State of California alleging that the Company infringed certain of its patents. In December 2005 the Company and Plaintiff entered into a settlement agreement (the “Settlement Agreement”) wherein all claims and counterclaims were dismissed with prejudice. Under the terms of the Settlement Agreement, the Company made an initial payment to Plaintiff of $3,760 and further agreed to make additional minimum payments aggregating $2,000 which the Company can use towards the purchase or resale of Plaintiff’s products over 4 years. This annual payment obligation is collateralized by a letter of credit. As the Company has the ability and intent to acquire inventory or fixed assets for the $2,000, no accrual of this amount was made at settlement. In 2006 Company acquired $500 worth of computer equipment from the plaintiff which was subsequently paid in January 2007. An additional $500 worth of computer equipment was acquired in 2007 from the plaintiff leaving $1,000 available to be required over the next two years.

Included in legal fees and settlement costs for the years ended December 31, 2007, 2006 and 2005 are costs of $0, $0 and $5,671, respectively. As of December 31, 2005, the Company had accrued the initial settlement payment and legal costs of $3,860, which were included in accounts payable and accrued expenses. The initial settlement payment of $3,760 was paid in January 2006.

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, at December 31, 2007, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Note H —	Concentration

The Company sells its products primarily to or through Distributors, value-added reseller or VARS and OEMS who in turn sell to end-users of the Company’s products. The Company believes that the loss of any of these reseller/distributors would require the Company to develop other channels to sell its products to end-users.

During the years ended December 31, 2007, 2006, and 2005 one domestic reseller accounted for approximately 18%, 20%, and 19% respectively, of total sales. During 2006 and 2005 one foreign reseller, which was acquired by the Company on May 23, 2006, accounted for approximately 4% and 17% sales, respectively of total revenue. During 2007, there were no foreign resellers which accounted for a significant percent of total revenue. The domestic reseller accounted for approximately 18% and 16% of accounts receivable at December 31, 2007 and 2006, respectively. There was no accounts receivable related to the foreign reseller as of December 31, 2006 or 2007.

Note I —	Employment Agreements

In January 2001, the Company entered into a 4-year employment agreement with its former Chief Executive Officer (the “Former CEO”) which provided for a base salary of $250 per annum subject to 10% annual increases, plus bonuses. In connection with the agreement, the officer was granted options to purchase 102,041 shares of common stock at an exercise price of $19.60 per share, which was not less than fair market value on the date of the grant. These options were fully vested as of December 31, 2004.

Subsequently, in March 2005, the Company entered into a separation agreement (the “Separation Agreement”) with the Former CEO. Pursuant to the Separation Agreement, the Former CEO resigned from the Company and its Board of Directors and entered into a two-year arrangement providing for consulting fees of $275 in the first year and $175 in the second year. The Separation Agreement also contained various provisions related to restrictive

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

covenants concerning non-competition, non-disclosure and non-solicitation. In addition, the Separation Agreement provides that the Former CEO may be required to make certain reimbursements to the Company. The reimbursements, if any are required, are collateralized by shares of the Company’s common stock owned by the Former CEO. Further, the consulting arrangement was cancelable by the Company if the provisions of the Separation Agreement were not met.

Under the Separation Agreement, subject to any required repayments being made, the unvested stock options owned by the Former CEO will continue to vest over the term of the consulting arrangement, and thereafter will be exercisable for the remainder of their term. The table below summarizes the stock options that had been granted to the Former CEO as well as the related outstanding stock options as of December 31, 2007 and 2006:

Number of	Exercise	December 31, 2007		December 31, 2006
Options Granted	Price	Vested	Outstanding	Vested	Outstanding	Expiring

102,040	$19.60	102,040	102,040	102,040	102,040	2008
10,209	$4.90	10,209	—	10,209	—	2008
366,181	$0.94	366,181	—	366,181	366,181	2008
6,125	$0.94	6,125	6,125	6,125	6,125	2008
6,637	$1.52	6,637	6,637	6,637	6,637	2008

491,192		491,192	114,802	491,192	480,983

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

The employment terms for the Company’s current Chief Executive Officer (“CEO”), as revised in August 2006, provide for annual compensation of $340,000 and provide for certain transaction and IPO related bonuses. Under the terms of his employment, the Company initially granted the CEO options to purchase 380,182 shares of common stock at $1.52 per share, the fair market value on the date of grant. The options vest over 4 years. The CEO subsequently received an additional option grant to purchase 152,073 shares of common stock at $1.96 per share, the then fair market value, and an additional option grant to purchase 38,018 shares of common stock at $1.96 per share, the then fair market value, both of which vest over 4 years. In the event of a change in control, all unvested options would immediately vest. Vesting of the initial option grant was accelerated in full, and vesting of 25% of all other options held by the CEO was accelerated in connection with the IPO. In addition, upon the IPO the Company agreed to grant to the CEO shares of common stock equivalent to 1.45% of the fully-diluted shares of common stock

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

outstanding immediately prior to the IPO which vested immediately. Accordingly, the Company granted 269,845 shares to the CEO and recorded a charge of $3,241 equal to the fair value of the shares granted. Under SFAS 123(R), the Company recorded a compensation charge of $544 based upon the fair value of the options that were accelerated. On November 9, 2007 the Company entered into a letter agreement with the CEO. The letter agreement provides for severance payments, in the event the CEO’s employment with the Company is terminated without cause, in the amount of one times the CEO’s annual salary, which amounts will be paid in accordance with the Company’s regular payroll periods, and provide for the continuation of certain health care benefits for a 12-month period following the CEO’s termination. The payments and benefits under the letter agreements are subject to the CEO executing and not revoking a release of claims shortly after termination and compliance with the terms of a non-disclosure agreement between the Company and the CEO.

In addition, the Company entered into severance agreements with certain key employees which generally provide for severance if the employees are terminated without cause. On November 9, 2007, the Company entered into letter agreements or an amended/restated employment agreement with certain key employees. In general upon termination without cause, these agreements provide for severance payments equivalent to one times annual salary and continued health benefits for a 12-month period following termination. The payments and benefits under these agreements are subject to the person executing and not revoking a release of claims shortly after termination and compliance with the terms of a non-disclosure agreement between the Company and the person.

Note J —	Stockholders’ Equity

[1] Redeemable preferred stock:

(a)	Series A preferred stock:

In November 2002, holders of 2,536,133 shares of Series A Preferred agreed to convert their preferred shares into 646,760 shares of common stock. At December 31, 2007 and 2006, respectively, holders of approximately 40,000 and 107,000 converted shares of Series A Preferred Stock had not submitted their Series A Preferred Stock certificates to the stock transfer agent for the issuance of common stock. However, for legal and accounting treatment purposes, these shares have been deemed as having been submitted and the related common shares shown as issued and outstanding.

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

Costs incurred in the Series B private placement were amortized on a straight-line basis through the mandatory redemption date in 2006.

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

In connection with the issuance of the Series C Preferred Stock in October 2004, certain designations of the Series B Preferred were amended. The Series B Preferred, as amended, had the following additional designations:

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

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

[2]  Common stock:

The Company completed an initial public offering of its common stock in December 2006.

In connection with the Company’s initial public offering:

•	The Company effected a 1 for 4.9 reverse stock split of its common stock on November 3, 2006. All share and per share amounts related to common stock, options and warrants included in the consolidated financial statements have been restated to reflect the reverse stock split. The conversion ratios of the Company’s Series B Preferred Stock and Series C Preferred Stock have also been adjusted to reflect the reverse split.

•	There were 7.5 million shares of common stock sold at $11.00 per share to the public, comprising 5 million shares of common stock sold by the Company and 2.5 million shares of common stock sold by existing stockholders. The Company received gross proceeds of $55,000, or $47,549 after deducting underwriting discounts and commissions of $3,850 and offering costs of $3,601. Upon closing of the IPO, all shares of redeemable preferred stock automatically converted into 11,553,130 shares of common stock.

•	On January 3, 2007, the underwriters of the Company’s initial public offering exercised their over-allotment option to purchase an additional 1,125,000 shares of common stock of the Company from certain existing stockholders. The Company did not receive any proceeds from the sale of the shares of the selling stockholders.

The Company completed a secondary offering of its common stock in August 2007.

In connection with this secondary offering:

•	There were 2.8 million shares of common stock sold at $16.00 per share to the public, comprising 100,000 shares of common stock sold by the Company and 2.7 million shares of common stock sold by existing stockholders. The Company did not receive any proceeds from shares of common stock sold by the selling stockholders. The Company received gross proceeds of $1,600, or $1,002 after deducting underwriting discounts and commissions of $88 and offering costs of $510. The Company paid the offering costs of the selling stockholders.

•	On August 13, 2007, the underwriters of the Company’s secondary offering exercised their over-allotment option to purchase an additional 15,750 shares from the Company and 402,750 shares from one of the selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholder. The Company received gross proceeds of $252, or $238 after underwriting commissions of $14.

Options to purchase 1,018,407, 158,198 and 1,484 shares of common stock were exercised for each of the years ended December 31, 2007, 2006 and 2005, respectively, and the Company received aggregated proceeds of $1,589, $453 and $21, respectively.

[3]  Warrants:

(a)	Common stock:

Warrants to purchase 81,632 shares of common stock were exercised for the year ended December 31, 2006. Per the terms of the agreement, the holders of the warrants performed a cashless exercise in which the Company received 13,636 shares of common stock in lieu of proceeds of $150. These shares were retired into treasury stock.

As of December 31, 2007, there were no outstanding warrants. As of December 31, 2006, 35,714 warrants were outstanding to purchase common stock exercisable at $1.84 per share and 45,918 warrants were outstanding to purchase common stock exercisable at $2.94 per share. These warrants had a cashless exercise provision and expire in 2007 and 2013, respectively. In 2007, the Company issued 67,918 shares of common stock upon the exercise of warrants to purchase shares of common stock. The warrants were exercisable for up to 81,632 shares of common stock; however, pursuant to the terms of the warrant agreements, the holders of the warrants performed cashless exercises in which the Company issued fewer shares in lieu of receiving proceeds of $201.

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

(b)	Preferred stock:

In October 2003, the Company issued warrants to purchase 90,000 shares of Series B Preferred, exercisable at $1.50 per share, in connection with entering into its revolving credit facility. Each warrant was valued at approximately $1.17 or an aggregate of $105, which was amortized to financing costs over the term of the facility (see Note B). Amortization for the year ended December 31, 2004 was $83. As a result of the Company’s IPO and the conversion of the Series B Preferred shares to common shares, these warrants became exercisable into 45,918 shares of common stock at $2.94 per share. These warrants are included in the 81,632 common stock warrants exercised in 2007 as described in Note J [3] (a) above. There were no warrants related to preferred stock outstanding as of December 31, 2007.

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

In November 1996, the Company adopted a stock option plan (the “1996 Option Plan”), which was amended in 2000. The 1996 Option Plan, as amended, allows the Company to issue up to 1,020,408 options to employees of the Company under incentive and nonstatutory stock option grants. The options generally become exercisable over a period of 3 years commencing at the date of grant and expire in 4-10 years from the date of grant. The exercise price of options granted pursuant to the 1996 Option Plan shall be no less than one hundred percent (100%) of the fair market value at the date of grant for incentive stock options, and eighty-five percent (85%) of the fair market value at the date of the grant for other options.

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

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

In 2006, the Company issued options to purchase 638,637 shares of common stock, with a weighted average exercise price of $4.55 per share, which is based on exercise prices equal to the fair market value per share on the dates of grant to employees.

In 2007, the Company issued options to purchase 612,603 shares of common stock, with a weighted average exercise price of $17.66 per share, which is based on exercise prices equal to the fair market value per share on the dates of grant to employees.

	Year Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,929,081	$3.12	2,561,309	$3.79	2,508,347	$5.77
Options granted	612,603	$17.66	638,637	$4.55	832,011	$1.52
Options cancelled	(99,782)	$10.31	(112,667)	$26.32	(777,565)	$7.76
Options exercised(1)	(1,018,407)	$1.55	(158,198)	$0.98	(1,484)	$0.94

Outstanding at end of year	2,423,495	$7.15	2,929,081	$3.12	2,561,309	$3.78

Options exercisable at year end	1,566,352	$4.43	2,048,651	$3.05	1,211,057	$6.60

Options not vested at year end(2)	857,143	$12.13	880,430	$3.26

(1)	Intrinsic value of $16,147, $1,398 and $1 in 2007, 2006 and 2005, respectively. Cash received of $1,589, $453 and $1 in 2007, 2006 and 2005, respectively.

(2)	481,460 options are expected to vest in 2008.

A summary of the status of the Company’s nonvested options and changes during the year is presented below:

	Year Ended
	December 31, 2007
		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested options at beginning of year	880,430	$5.21
Options granted	612,603	$13.19
Options vested	(567,266)	$4.77
Options cancelled	(68,624)	$8.97

Nonvested options at end of year	857,143	$12.13

The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

The following tables summarize information about stock options outstanding at December 31, 2007 and 2006:

	December 31, 2007
			Weighted Average
	Number	Number	Remaining Contractual
	of Shares	of Shares	Life of Shares Exercisable
Exercise Price	Outstanding	Exercisable	(in years)

$0.94	415,354	412,382	5.39
$1.52	724,942	620,706	7.13
$1.96	337,692	186,688	5.24
$7.06	166,760	101,963	5.71
$11.00	28,995	23,202	5.96
$14.90	22,706	4,679	6.13
$16.77	399,190	65,977	6.34
$17.20	16,400	249	6.58
$17.42	37,500	—	6.36
$19.60	142,856	142,856	2.26
$21.27	100,750	—	6.99
$21.58	22,700	—	6.84
$37.29	7,650	7,650	2.52

	2,423,495	1,566,352

	December 31, 2006
			Weighted Average
	Number	Number	Remaining Contractual
	of Shares	of Shares	Life of Shares Exercisable
Exercise Price	Outstanding	Exercisable	(in years)

$0.94	1,260,218	1,120,154	6.48
$1.52	817,394	578,259	8.12
$1.96	371,795	104,763	6.24
$4.90	3,963	3,963	0.92
$7.06	189,311	5,612	6.71
$10.29	61,926	61,926	0.25
$11.00	70,908	20,408	6.96
$19.60	142,856	142,856	3.26
$37.29	10,710	10,710	2.52

	2,929,081	2,048,651

The aggregate intrinsic value of stock options outstanding at December 31, 2007 was approximately $35,422. The aggregate intrinsic value of stock options exercisable at December 31, 2007 was approximately $27,204.

The Company expects to recognize future compensation costs aggregating $7,781 for options granted but not vested as of December 31, 2007. Such amount will be recognized over the weighted average requisite service period, which is expected to be approximately 3 years.

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company has reserved shares of common stock for issuance upon redemption of preferred stock and the exercise of warrants and options as follows:

	December 31,	December 31,
	2007	2006

Shares reserved for:
The Directors Plan	25,510	61,224
1996 Option Plan	150,506	219,455
2003 Option Plan	1,472,350	3,258,708
2006 Option Plan	2,631,767	2,653,061
Common stock warrants	—	35,714
Series B warrants	—	45,918

	4,280,133	6,274,080

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

	Year Ended December 31,
	2007	2006	2005

Expected Term	7 years	7 years	10 years
Volatility	77.46% — 80.0%	80.00%	0.01%
Risk free rate	4.12%-4.82%	4.36% — 5.12%	3.63% — 4.53%
Dividend Yield	—	—	—

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

During 2006 and 2005, prior to the IPO, the Company granted stock options with exercise prices as follows:

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

As an initial matter, management concluded that because the Company’s business had demonstrated continued growth and improvement during the six months ended June 30, 2006 and the fair market value of the Company’s common stock was in a period of sequential increases, a valuation report that estimated the fair market value of the common stock nearest to the end of the period, rather than the beginning of the period, would provide a more reliable and conservative estimate of the fair market value of the Company’s common stock underlying stock option grants whose measurement dates for accounting purposes occurred in the second quarter of 2006, which were all options granted from January 1 through June 30, 2006. As a result of this reassessment, management retrospectively estimated that the fair market value of the Company’s common stock for purposes of determining the appropriate compensation expense for options granted with a measurement date in the second quarter of 2006 was $7.06 per share.

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

As a result of the reassessment of the fair market value of the Company’s common stock underlying stock option grants to employees, the Company recorded additional stock-based compensation for each stock option granted during the period from July 1, 2006 through December 14, 2006, based upon the retrospectively determined fair market value of the stock options at the relevant measurement dates of the stock option grants. The unearned stock-based compensation is expensed ratably over the vesting periods of these stock options.

Stock options granted after the Company’s initial public offering were granted with an exercise price equal to the price of the Company’s common stock at the closing market price on the day of the grant.

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table presents the stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Cost of revenue, maintenance and professional services	190	118	—
Sales and marketing	451	242	—
Research and development	280	266	—
General and administrative	$1,700	$1,589	$119

	$2,621	$2,215	$119

[5]  Stock purchase plan/executive bonus plans:

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

In December 2006, upon closing of the IPO, all outstanding Series C Preferred shares, including accrued dividends, were converted into common shares.

Note k — Profit Sharing Plan

Effective March 1, 1996, the Company adopted a defined contribution plan (the “Plan”), which, as amended, qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who meet eligibility requirements. Employer contributions are discretionary. The Company made discretionary contributions to the Plan of $258, $0, and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note l — Segment Information

The Company operates in one reportable segment.

The Company operates in three geographic regions: North America, Europe, Middle East & Africa and Asia-Pacific. All transfers between geographic regions have been eliminated from consolidated revenues. Revenue and long-lived assets by geographic region are as follows:

	Year Ended December 31,
	2007	2006	2005

Revenue:
North America	$53,673	$43,089	$31,291
Europe, Middle East & Africa	26,690	15,815	7,168
Asia-Pacific	2,405	1,936	2,251

	$82,768	$60,840	$40,710

DOUBLE-TAKE SOFTWARE, INC.

Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2007	2006

Long-lived assets:
North America	$3,921	$2,733
Europe, Middle East & Africa	263	267
Asia-Pacific	—	—

	$4,184	$3,000

Intangible assets:
North America	$1,928	$—
Europe, Middle East & Africa	3,133	3,835
Asia-Pacific	—	—

	$5,061	$3,000

Note m — Related Party Transactions

After the acquisition of Double-Take EMEA, the Company has had transactions with Sunbelt Software Distribution, Inc., or Sunbelt Distribution. An officer of Double-Take Software Inc. is the director and chief executive officer of Sunbelt Distribution. The balances and transactions with Sunbelt Distribution are described below:

	December 31,
	2007	2006

Trade Receivable	$2,901	$931
Trade Payable	$47	$20

		May 24,
		2006
	Year Ended	to
	December 31,	December 31,
	2007	2006

Sales to Sunbelt Distribution	$10,865	$4,537
Purchases from Sunbelt Distribution	$233	$265

Note n — Subsequent events

On January 24, 2008 the Company filed a registration statement on Form S-3 to register 3,184,519 shares for disposition for certain stockholders. Between November 2002 and October 2004, the Company issued shares of preferred stock in private placement transactions with institutional and other accredited investors, including the selling stockholders. The shares of preferred stock issued in these private placements and outstanding immediately prior to the initial public offering in December 2006 were automatically converted into shares of the Company’s common stock in connection with the initial public offering. In connection with the Company’s October 2004 private placement, the Company entered into an amended and restated registration rights agreement. Pursuant to the terms of the registration rights agreement, upon the request of the selling stockholders the Company filed a registration statement on Form S-3 with the SEC in order to register the disposition from time to time of shares of the Company’s common stock held by the selling stockholders.

Double-Take Software, Inc.

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged		Balance at
	Beginning	to Costs and	Deductions (See	End of
	of Period	Expenses	Notes Below)	Period
	(In thousands, except for share and per share amounts)

Year ended December 31, 2005:
Allowance for doubtful accounts	$200	$100	$26	$274
Valuation allowance on deferred tax assets	$27,244	$1,234	—	$28,478
Year ended December 31, 2006:
Allowance for doubtful accounts	$274	$296	—	$570
Valuation allowance on deferred tax assets	$28,478	$(3,443)	—	$25,035
Year ended December 31, 2007:
Allowance for doubtful accounts	$570	$43	14	$599
Valuation allowance on deferred tax assets	$25,035	$9,955(3)	$8,960	$26,030

(1)	Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amount previously written-off.

(2)	Adjustments associated with the Company’s assessment of its deferred tax assets (principally related to federal and state net operating loss carryforwards.

(3)	Includes a valuation allowance of $6,425 representing 100% of the deferred tax asset of Double-Take Software Canada, Inc. acquired in December 2007.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Controls and Procedures

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Double-Take Software, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934).

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007 did not include the internal controls of TimeSpring Software Corporation because it was acquired by us in December 2007. The financial statements of TimeSpring Software Corporation are included in our consolidated financial statements from the date of acquisition and constitute approximately 1.4% of total assets and approximately 0% and 0% of revenues and net income, respectively, as of and for the year ended December 31, 2007.

Our Independent Registered Public Accounting Firm, Eisner LLP, has audited and issued a report on our internal control over financial reporting. The report of Eisner LLP appears below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Double-Take Software, Inc.

We have audited Double-Take Software, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007 did not include the internal controls of TimeSpring Software Corporation because it was acquired by the Company in a purchase business combination during 2007. TimeSpring Software Corporation constituted approximately 1.4% of total assets and approximately 0% and 0% of revenues and net income, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of TimeSpring Software Corporation.

In our opinion, Double-Take Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Double-Take Software, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), cash flows and schedule II for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  Eisner LLP

New York, New York
March 14, 2008

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

Additional Information

Additional information regarding directors, executive officers and corporate governance is incorporated herein by reference to our 2008 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report with respect to our Annual Meeting of Stockholders to be held on May 23, 2008.

Item 11.	Executive Compensation.

Information responsive to this item is incorporated herein by reference to our 2008 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report with respect to our Annual Meeting of Stockholders to be held on May 23, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about securities available for issuance under our equity compensation plans as of December 31, 2007:

Equity Compensation Plan Information

Number of
	Number of		Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
Plan Category	and Rights	and Rights	Reflected in Column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	2,423,495	$7.15	1,835,344
Equity compensation plans not approved by security holders	0	$0.00	0
total	2,423,495	$7.15	1,835,344

(1)	Consists of shares of common stock to be issued upon exercise of outstanding options granted under our Non-Executive Director Stock Option Plan, 2003 Employees Stock Option Plan and 2006 Omnibus Incentive Plan. Of these plans, the only plan under which options may be granted in the future is the 2006 Omnibus Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

Information responsive to this item is incorporated herein by reference to our 2008 Proxy Statement to be filed with the SEC within 120 days after the fiscal year covered by this annual report with respect to our Annual Meeting of Stockholders to be held on May 23, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this item is incorporated herein by reference to our 2008 Proxy Statement to be filed with the SEC within 120 days after the fiscal year covered by this annual report with respect to our Annual Meeting of Stockholders to be held on May 23, 2008.

Item 14.	Principal Accountant Fees and Services.

Information responsive to this item is incorporated herein by reference to our 2008 Proxy Statement to be filed with the SEC within 120 days after the fiscal year covered by this annual report with respect to our Annual Meeting of Stockholders to be held on May 23, 2008.

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

(c) Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Southborough, Commonwealth of Massachusetts, on March 17, 2008.

DOUBLE-TAKE SOFTWARE, INC.

By:	/s/ Dean S. Goodermote
Dean Goodermote
President, Chief Executive Officer and
Chairman of the Board of Directors
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 17, 2008 by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dean S. Goodermote Dean S. Goodermote	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	March 17, 2008

/s/ S. Craig Huke S. Craig Huke	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2008

/s/ Paul Birch Paul Birch	Director	March 17, 2008

/s/ Ashoke (Bobby) Goswami Ashoke (Bobby) Goswami	Director	March 17, 2008

/s/ John B. Landry John B. Landry	Director	March 17, 2008

/s/ Laura L. Witt Laura L. Witt	Director	March 17, 2008

/s/ John W. Young John W. Young	Director	March 17, 2008

INDEX TO EXHIBITS

Exhibit No.		Exhibit Description

2	.01(1)	Share Purchase Agreement dated as of May 23, 2006, by and among Double-Take Software, Inc. (the “Company”), Sunbelt International S.A.R.L. and Mr. Joe Murciano.
2	.02(7)	Share Purchase Agreement among Double-Take Software Canada, Inc. a Canadian Corporation, Double-Take Software, Inc., a Delaware Corporation, TimeSpring Software Corporation, a Canadian Corporation, and the Shareholders of TimeSpring Software Corporation for the sale of all of the issued and outstanding shares of TimeSpring Software Corporation as of December 24, 2007.
3	.01(1)	Second Amended and Restated Certificate of Incorporation of the Company.
3	.02(1)	Second Amended and Restated Bylaws of the Company.
4	.01(1)	Form of certificate representing the Common Stock, par value $.001 per share, of the Company.
10	.01*(1)	1996 Employees Stock Option Plan.
10	.02*(1)	Form of Incentive Stock Award pursuant to the 1996 Employees Stock Option Plan.
10	.03*(1)	Non-Executive Director Stock Option Plan.
10	.04*(1)	Form of Non-Qualified Incentive Stock Option Award pursuant to the Non-Executive Director Stock Option Plan.
10	.05*(1)	2003 Employees Stock Option Plan.
10	.06*(1)	Form of Incentive Stock Award pursuant to the 2003 Employees Stock Option Plan.
10	.07*(1)	Double-Take Software 2006 Omnibus Incentive Plan.
10	.08A*(1)	Form of Incentive Stock Option Agreement pursuant to the Double-Take Software 2006 Omnibus Incentive Plan.
10	.08B*(1)	Form of Nonqualified Stock Option Agreement pursuant to the Double-Take Software 2006 Omnibus Incentive Plan.
10	.08C*(1)	Form of Director Nonqualified Stock Option Agreement pursuant to the Double-Take Software 2006 Omnibus Incentive Plan.
10	.09*(1)	Form of Double-Take Software, Inc. Indemnification Agreement.
10	.10*(1)	NSI Executive Compensation Plan 2006.
10	.11(1)	Amended and Restated Registration Rights Agreement dated as of October 6, 2004, among the Company and the Holders Named Therein (the “Registration Rights Agreement”).
10	.12(1)	Amendment and Joinder to the Registration Rights Agreement dated as of July 31, 2006.
10	.13(1)	Lease Agreement, dated June 12, 2000, between E-L Allison Pointe II, LLP and the Company.
10	.14(1)	First Amendment to the Lease Agreement, dated June 15, 2000, by and between E-L Allison Pointe II, LLP and the Company.
10	.15(1)	Loan and Security Agreement dated as of October 16, 2003, among the Company and Silicon Valley Bank.
10	.16(1)	Loan Modification Agreement, dated as of April 26, 2004, by and between Silicon Valley Bank and the Company.
10	.17(1)	Third Loan Modification Agreement, by and between Silicon Valley Bank and the Company.
10	.18(1)	Fifth Loan Modification Agreement, by and between Silicon Valley Bank and the Company.
10	.19(1)	Seventh Loan Modification Agreement, by and between Silicon Valley Bank and the Company.
10	.20(1)	Eighth Loan Modification Agreement, between Silicon Valley Bank and the Company.
10	.21(1)	Ninth Loan Modification Agreement, between Silicon Valley Bank and the Company.
10	.22*(1)	Employment Letter, dated August 7, 2006, between Double-Take Software, Inc. and Dean Goodermote.
10	.23*(1)	Employment Letter, dated October 31, 2006, between Double-Take Software, Inc. and S. Craig Huke.
10	.24*(1)	Employment Letter, dated October 31, 2006, between Double-Take Software, Inc. and Daniel M. Jones.

Exhibit No.		Exhibit Description

10	.25+	Products License and Distribution Agreement, dated as of November 16, 2001, by and between the Company and Dell Products L.P. by and on behalf of itself and Dell Computer Corporation.
10	.26(1)	Amendment 3 to Products License and Distribution Agreement, dated as of December 2, 2003, between the Company and Dell Computer Corporation.
10	.27+(1)	Amendment 4 to Products License and Distribution Agreement, effective as of July 25, 2003, between the Company and Dell Computer Corporation.
10	.28+(1)	Amendment 5 to Products License and Distribution Agreement, dated as of December 2, 2003, between the Company and Dell Computer Corporation.
10	.29(1)	Amendment 6 to Products License and Distribution Agreement, effective as of February 26, 2004, between the Company and Dell Computer Corporation.
10	.30(1)	Amendment 7 to Products License and Distribution Agreement, effective as of February 18, 2005, between the Company and Dell Computer Corporation.
10	.31+(1)	Amendment to Products License and Distribution Agreement, effective as of January 31, 2006, between the Company and Dell Computer Corporation.
10	.31A(3)	Amendment to the products License and Distribution Agreement, effective as of June 13, 2007, between the Company and Dell Computer C
10	.32(1)	Restated Xcelerate! Distributor Agreement, dated as of August 28, 2006, between Double-Take Software, Inc. and Sunbelt International.
10	.33(1)	Xcelerate! Partner Agreement, dated August 2, 2001, between the Company and Sunbelt Software Distribution Inc.
10	.34(1)	Addendum 1 to Xcelerate Partner Agreement, dated August 2, 2001, between the Company and Sunbelt Software Distribution Inc.
10	.35(1)	Addendum 3 to Xcelerate Partner Agreement, dated November 27, 2001, between the Company and Sunbelt Software Distribution Inc.
10	.36(1)	Addendum 4 to Xcelerate Partner Agreement, dated May 31, 2002, between the Company and Sunbelt Software Distribution Inc.
10	.37(1)	Addendum 4 to Xcelerate Partner Agreement, dated August 27, 2002, between the Company and Sunbelt Software Distribution Inc.
10	.38(1)	Amendment 5 to Xcelerate Partner Agreement, dated February 13, 2004, between the Company and Sunbelt Software Distribution Inc.
10	.39(1)	Amendment 6 to Xcelerate Partner Agreement, dated February 14, 2004, between the Company and Sunbelt Software Distribution Inc.
10	.40(1)	Amendment 7 to Xcelerate Partner Agreement, dated March 22, 2005, between the Company and Sunbelt Software Distribution Inc.
10	.41(1)	Amendment 8 to Xcelerate Partner Agreement, dated April 1, 2005, between the Company and Sunbelt Software Distribution Inc.
10	.42(1)	Amendment 9 to Xcelerate Partner Agreement, dated February 15, 2006, between the Company and Sunbelt Software Distribution Inc.
10	.48*(1)	Form of Non-Disclosure Confidentiality Agreement.
10	.49(2)	Loan Modification Agreement dated May 9, 2007 between Silicon Valley Bank and Double-Take Software, Inc.
10	.50*(4)	Form of Change in Control Severance Agreement between Double-Take Software, Inc. and Dean Goodermote, S. Craig, Huke, Daniel M. Jones and Michael Lesh.
10	.51*(5)	Amended and Restated Employment/Severance Agreement, dated November 9, 2007, between Double-Take Software, Inc. and Robert L. Beeler.
10	.52*(6)	Amended and Restated Employment/Severance Agreement, dated November 9, 2007, between Double-Take Software, Inc. and David J. Demlow.
21.01		Subsidiaries of the Company.
23.01		Consent of Eisner LLP.

Exhibit No.	Exhibit Description

31.01	Certification of Chief Executive Officer and pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer and pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan or arrangement.

+	Confidential treatment has been requested for certain portions of these agreements, and the confidential portions were filed separately with the SEC.

(1)	The copy of this exhibit filed as the same exhibit number to the Company’s Registration Statement on Form S-1 (File No. 333-136499) is incorporated herein by reference.

(2)	The copy of this exhibit filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 is incorporated herein by reference.

(3)	The copy of this exhibit filed as the same exhibit number to the Company’s Current Report on Form 8-K/A filed on July 23, 2007 is incorporated herein by reference.

(4)	The copy of this exhibit filed as the Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 is incorporated herein by reference.

(5)	The copy of this exhibit filed as the Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 is incorporated herein by reference.

(6)	The copy of this exhibit filed as the Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 is incorporated herein by reference.

(7)	The copy of this exhibit filed as the same exhibit number to the Company’s Current Report on Form 8-K filed on December 28, 2007 is incorporated herein by reference.