Form 10-Q
period 2008-03-31
Double-Take Software, Inc.
filed 2008-05-12
CIK 1370314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 5, 2008

common stock, $0.001 par value	21,946,868

DOUBLE-TAKE SOFTWARE, INC.
Form 10-Q
For The Quarterly Period Ended March 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
DOUBLE-TAKE SOFTWARE, INC.
Consolidated Balance Sheets
As of March 31, 2008 and December 31, 2007
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,245	$25,748
Short term investments	31,545	38,977
Accounts receivable, net of allowance for doubtful accounts of $564 and $599 at March 31, 2008 and December 31, 2007, respectively	16,028	18,171
Prepaid expenses and other current assets	5,219	5,019
Deferred tax assets	3,064	3,184

Total current assets	94,101	91,099

Property and equipment — at cost, net of accumulated depreciation of $5,059 and $4,505 at March 31, 2008 and December 31, 2007, respectively	4,004	4,184
Customer relationships, net of accumulated amortization of $841 and $727 at March 31, 2008 and December 31, 2007, respectively	1,426	1,540
Marketing relationships, net of accumulated amortization of $462 and $399 at March 31, 2008 and December 31, 2007, respectively	1,530	1,593
Technology related intangibles, net of accumulated amortization of $105 and $8 at March 31, 2008 and December 31, 2007, respectively	1,831	1,928
Goodwill	11,870	11,408
Other assets	154	149
Long-term deferred tax assets	2,029	2,705

Total assets	$116,945	$114,606

Liabilities
Current liabilities:
Accounts payable	1,488	1,983
Accrued expenses	5,754	7,396
Other liabilities	786	751
Deferred revenue	25,589	24,162

Total current liabilities	33,617	34,292

Long-term deferred revenue	4,425	4,485
Long-term deferred rent	233	272
Long-term capital lease obligations	—	13

Total long-term liabilities	4,658	4,770

Total liabilities	38,275	39,062

Stockholders’ Equity
Common stock, $.001 par value per share; 130,000,000 shares authorized; 21,945,688 and 21,928,664 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	22	22
Additional paid-in capital	149,539	148,628
Accumulated deficit	(71,086)	(73,239)
Accumulated other comprehensive income:
Unrealized gain on short term investments	22	14
Cumulative foreign currency translation	173	119

Total stockholders’ equity	78,670	75,544

Total liabilities and stockholders’ equity	$116,945	$114,606

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Consolidated Income Statements
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenue:
Software licenses	$12,416	$10,390
Maintenance and professional services	10,576	7,535

Total revenue	22,992	17,925

Cost of revenue:
Software licenses	120	27
Maintenance and professional services	2,339	1,857

Total cost of revenue	2,459	1,884

Gross profit	20,533	16,041

Operating expenses:
Sales and marketing	9,021	6,903
Research and development	4,019	2,875
General and administrative	3,167	3,217
Depreciation and amortization	805	549

Total operating expenses	17,012	13,544

Operating income	3,521	2,497

Interest income	609	643
Interest expense	(7)	(19)
Foreign exchange (losses)	(345)	(1)

Income before income taxes	3,778	3,120
Income tax expense	1,625	182

Net income	2,153	2,938

Net income per share:
Basic	$0.10	$0.14

Diluted	$0.09	$0.13

Weighted-average number of shares used in per share amounts:
Basic	21,942,075	20,887,935

Diluted	23,114,444	22,946,424

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,153	$2,938

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	531	373
Amortization of intangible assets	274	176
Provision for doubtful accounts	40	(13)
Stock based compensation	886	272
Deferred income taxes	796	—

Changes in:
Accounts receivable	2,636	782
Prepaid expenses and other assets	190	635
Inventory	—	18
Other assets	2	4
Accounts payable and accrued expenses	(2,422)	(2,926)
Other liabilities	109	53
Deferred revenue	633	691

Net cash provided by operating activities	5,828	3,003

Cash flows from investing activities:
Purchase of property and equipment	(349)	(212)
Purchase of short term investments	(7,745)	—
Sales of short term investments	15,500	—
Acquisitions, net of cash acquired	(462)	(1,527)

Net cash provided by (used in) investing activities	6,944	(1,739)

Cash flows from financing activities:
Costs of public offering	—	(113)
Proceeds from exercise of stock options	26	473
Payment on capital lease obligation	(24)	(5)

Net cash provided by financing activities	2	355

Effect of exchange rate changes on cash	(277)	(138)

Net increase in cash and cash equivalents	12,774	1,619
Cash and cash equivalents — beginning of period	25,748	55,170

Cash and cash equivalents — end of period	$38,245	$56,651

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$376	$29
See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Notes to Consolidated Financial Statements
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
Registration Statement on Form S-3
     On January 24, 2008, the Company filed a registration statement on Form S-3 to register 3,184,519 shares for disposition for certain stockholders. Between November 2002 and October 2004, the Company issued shares of preferred stock in private placement transactions with institutional and other accredited investors, including the selling stockholders. The shares of preferred stock issued in these private placements and outstanding immediately prior to the initial public offering in December 2006 were automatically converted into shares of the Company’s common stock in connection with the initial public offering. In connection with the Company’s October 2004 private placement, the Company entered into an amended and restated registration rights agreement. Pursuant to the terms of the registration rights agreement, upon the request of the selling stockholders the Company filed a registration statement on Form S-3 with the SEC in order to register the disposition from time to time of shares of the Company’s common stock held by the selling stockholders.
Significant Accounting Policies
Principles of Consolidation
     The consolidated financial statements include all subsidiaries. All inter-company transactions and balances have been eliminated. Double-Take Software Canada, Inc. (“Double-Take Canada”) entered into a share purchase agreement with TimeSpring Software Corporation (“TimeSpring”) on December 24, 2007. The consolidated financial statements include the financial results and activities related to Double-Take Canada’s acquisition of TimeSpring from the date of the acquisition. Double-Take Software S.A.S. (“Double-Take EMEA”) has been consolidated since May 23, 2006, which is the date Double-Take EMEA was acquired.
Basis of Presentation
     The accompanying consolidated balance sheet as of March 31, 2008, the consolidated income statements for the three months ended March 31, 2008 and 2007, and the consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. The consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments considered necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2008, the Company’s results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2008. There have been no significant changes in the Company’s accounting policies during the three months ended March 31, 2008, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Use of Estimates
     GAAP requires that the Company make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock options issued, estimates in connection with the acquisition of Double-Take Canada, the allowance for doubtful accounts, and the carrying value of the deferred tax assets. The estimates and judgments upon which the Company relies are based upon information available to it at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.
Goodwill
     The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 142 requires that goodwill with indefinite lives is not amortized but reviewed for impairment if impairment indicators arise and, at a minimum, annually.
Revenue Recognition
     In accordance with EITF 01-9, the Company’s revenue is reported net of rebates and discounts because there is no identifiable benefit in exchange for the rebate or discount. The Company derives revenues from two primary sources or elements: software licenses and services. Services include customer support, consulting, installation services and training. A typical sales arrangement includes both of these elements. The Company applies the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition , as amended by SOP 98-4 and SOP 98-9, and related interpretations to all transactions to determine the recognition of revenue.
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
     Other professional services such as consulting and installation services provided by the Company are not essential to the functionality of the software and can also be performed by the customer or a third party. Revenues from consulting and installation services are recognized when the services are completed. Training fees are recognized after the training course has been provided. Any paid professional services, including training, that have not been performed within three years of the original invoice date are recognized as revenue in the quarter that is three years after the original invoice date. Based on the Company’s analysis of such other professional services transactions sold on a stand-alone basis, the Company has concluded it has established VSOE for such other professional services when sold in connection with a multiple-element software arrangement. The price for other professional services has not materially changed for the periods presented.
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
     The Company considers the four basic revenue recognition criteria for each of the elements as follows:
     Persuasive evidence of an arrangement with the customer exists. The Company’s customary practice is to require a purchase order and, in some cases, a written contract signed by both the customer and the Company prior to recognizing revenue with respect to an arrangement.
     Delivery or performance has occurred. The Company’s software applications are usually physically delivered to customers with standard transfer terms such as FOB shipping point. Software and/or software license keys for add-on orders or software updates are typically delivered via email. The Company recognizes software revenue upon shipment to resellers and distributors because there is no right of return or refund and no price protection agreements. In situations where multiple copies of licenses are purchased, all copies are delivered to the customer in one shipment and revenue is recognized upon shipment. Occasionally, the Company enters into a site license with a customer that allows the customer to use a specified number of licenses within the organization. When a site license is sold, the Company delivers a master disk to the customer that allows the product to be installed on multiple servers. The Company has no further obligation to provide additional copies of the software or user manuals. Revenue on site licenses is recognized upon shipment of the master disk to the customer. Sales made by the Company’s Original Equipment Manufacturer (OEM) partners are recognized as revenue in the month the product is shipped. The Company estimates the revenue from a preliminary report received from the OEM shortly after the end of the month. Once the final report is received, the revenue is adjusted to that based on the final report, usually in the following month. Services revenue is recognized when the services are completed, except for customer support, which is recognized ratably over the term of the customer support agreement, which is typically one year.
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
Stock-Based Compensation
     The Company recognizes stock option expense using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”). The Company applies the fair value recognition provisions only to awards granted, modified, repurchased or cancelled after the effective date of FAS 123(R) which was January 1, 2006. In accordance with FAS 123(R), stock-based compensation expense is recognized based on the grant-date fair value of stock option awards granted or modified after January 1, 2006. As the Company had used the minimum value method for valuing its stock options under Statement of Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“FAS 123”), all unmodified options granted prior to January 1, 2006 continue to be accounted for under APB Opinion No. 25.
     The Company accounts for stock option grants to non-employees in accordance with FAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.

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
Reclassifications
     Certain reclassifications have been made to prior year amounts to conform to the current period presentation.
2. NET INCOME PER COMMON SHARE
     Basic and diluted net income per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128”). Basic net income per share is calculated by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding, adjusted for the dilutive effect, if any, of potential common shares.
     The following table sets forth the computation of income per share:

	Three months Ended March 31,
	2008	2007
Net income	$2,153	$2,938

Weighted average common shares outstanding — basic	21,942,075	20,887,935
Dilutive effect of stock options	1,172,369	2,015,358
Dilutive effect of common stock warrants	—	43,131

Weighted average common shares outstanding — diluted	23,114,444	22,946,424

Basic net income per share	$0.10	$0.14
Diluted net income per share	$0.09	$0.13
     The following potential common shares were excluded from the computation of diluted net income per share because they had an anti-dilutive impact:

	Three Months Ended March 31,
	2008	2007
Stock options	1,351,159	246,514
3. CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS
     Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, commercial paper, corporate bonds and other money market securities with remaining maturities at date of purchase of 90 days or less.
     Short term investments, which are carried at fair value, consist of commercial paper and corporate bonds with original maturities of one year or less with Standard and Poor’s ratings ranging from A-1 to AAA. The Company classifies these securities as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income. Interest received on these securities is included in interest income. Realized gains or losses upon disposition of available-for-sale securities are included in other income.

4. PROPERTY AND EQUIPMENT
     Property and equipment consists of the following:

	March 31,	December 31,
	2008	2007
Equipment	$186	$183
Furniture and fixtures	716	637
Motor Vehicles	123	114
Computer hardware	7,289	7,060
Leasehold improvements	749	695

	9,063	8,689

Less accumulated depreciation and amortization	5,059	4,505

	$4,004	$4,184

5. INTANGIBLE ASSETS
     In connection with the acquisition of Double-Take EMEA, a portion of the contingent purchase price equal to the excess of the fair value of the assets acquired and liabilities assumed over the non-contingent portion of the purchase price was accrued in accordance with Statement of Financial Accounting Standards No 141, Business Combinations (“FAS 141”). Earn-out payments in excess of the initial amount recorded as a liability are recorded as additional purchase price and result in goodwill. For the three months ended March 31, 2008, the Company paid the final earn-out payment of $328. The aggregate earn-out payments as a result of the acquisition were $10,166 to the former owners of Double-Take EMEA, $5,208 of which was recorded as goodwill.
     In accordance with the share purchase agreement between TimeSpring and Double-Take Canada, the Company made post-closing working capital adjustments to the purchase price allocation of $134. These post-closing adjustments increased the goodwill related to this acquisition to $6,662.
     Intangible assets consist of the following:

	March 31,	December 31,
	2008	2007
Customer relationships	$2,267	$2,267
Less accumulated amortization	(841)	(727)

	$1,426	$1,540

Marketing relationships	$1,992	$1,992
Less accumulated amortization	(462)	(399)

	$1,530	$1,593

Technology related intangibles	$1,936	$1,936
Less accumulated amortization	(105)	(8)

	$1,831	$1,928

6. CONTINGENCIES
     In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, at March 31, 2008, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.
7. STOCKHOLDERS’ EQUITY
Common stock
     Options to purchase 19,189 and 231,683 shares of common stock were exercised for the three months ended March 31, 2008 and 2007, respectively, and the Company received aggregated proceeds of $26 and $473, respectively.

Stock option plans
     In the three months ended March 31, 2008, the Company issued options to purchase 612,920 shares of common stock, with a weighted average exercise price of $12.18 per share, which is based on exercise prices equal to the fair market value per share on the dates of grant. The weighted average fair value as of the grant date of the options issued was $6.63.
     A summary of the Company’s stock option activity for the three months ended March 31, 2008 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2007	2,423,495	$7.15
Options granted	612,920	$12.18
Options cancelled	(11,156)	$10.88
Options exercised (1)	(19,189)	$1.34

Outstanding at March 31, 2008	3,006,070	$8.20

Options exercisable at March 31, 2008	1,636,757	$4.66
Options not vested at March 31, 2008(2)	1,369,313	$12.43

(1)	Intrinsic value of $266 and cash received of $26.

(2)	234,709 additional options are expected to vest in the remainder of 2008.
     The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
     The aggregate intrinsic value of stock options outstanding at March 31, 2008, was approximately $15,664. The aggregate intrinsic value of stock options exercisable at March 31, 2008 was approximately $13,318.
     All options granted are equity awards and the Company has not granted any liability awards. The Company expects to recognize future compensation costs aggregating $11,101for options granted but not vested as of March 31, 2008. Such amount will be recognized over the weighted average requisite service period, which is expected to be approximately 3 years. The options generally have a contractual life of ten years.
     The following table presents the stock-based compensation expense for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Cost of revenue, maintenance and professional services	$83	$21
Sales and marketing	174	51
Research and development	226	29
General and administrative	403	171

	$886	$272

8. INCOME TAXES
     In the three months ended March 31, 2008 and 2007, the Company recorded a current tax expense of $1,625 and $182, respectively related to income generated during the periods using an effective tax rate currently expected to be in effect for the full year.
     As of December 31, 2007, the Company had recorded a valuation allowance of $26,030 against net deferred tax assets, which are primarily comprised of net operating loss carryforwards as a result of operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which is uncertain. Accordingly, the net deferred tax assets were offset by a valuation allowance.
     The Company analyzes the carrying value of its deferred tax assets on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies.

The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. As of the three months ended March 31, 2008, there was no reversal of the valuation allowance. The valuation allowance will be maintained until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
     The Company adopted the provisions of FIN 48 on January 1, 2007. The application of this Interpretation requires a two-step process that separates recognition from measurement. During the three months ended March 31, 2008, the Company did not recognize any uncertain tax positions and the Company did not recognize any increase or decrease to reserves for uncertain tax positions.
     The Company has elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes. Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections.
9. PROFIT SHARING PLAN
     Effective March 1, 1996, the Company adopted a defined contribution plan (the “Plan”), which, as amended, qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who meet eligibility requirements. Employer contributions are discretionary. The Company recorded an expense of $252 and $100 for employer contributions to the Plan for the three months ended March 31, 2008 and 2007 respectively.
10. SEGMENT INFORMATION
     The Company operates in one reportable segment.
     The Company operates in three geographic regions: The Americas (which includes North, South and Central America and the Caribbean) Europe, Middle East & Africa and Asia-Pacific (which includes Australia and Korea). All transfers between geographic regions have been eliminated from consolidated revenues. Revenue, long-lived assets and intangible assets by geographic region are as follows:

	Three Months Ended
	March 31,
	2008	2007
Revenue:
The Americas	$13,937	$10,672
Europe, Middle East & Africa	7,675	6,198
Asia-Pacific	1,380	1,055

	$22,992	$17,925

	March 31,	December 31,
	2008	2007
Long-lived assets:
The Americas	$3,696	$3,921
Europe, Middle East & Africa	308	263
Asia-Pacific	—	—

	$4,004	$4,184

	March 31,	December 31,
	2008	2007
Intangible assets:
The Americas	$1,831	$1,928
Europe, Middle East & Africa	2,956	3,133
Asia-Pacific	—	—

	$4,787	$5,061

11. RELATED PARTY TRANSACTIONS
     The Company has had transactions with Sunbelt Software Distribution, Inc., or Sunbelt Distribution. An officer of the Company who joined the Company as a result of the acquisition of Double-Take EMEA is Chairman of Sunbelt Distribution. The balances and transactions with Sunbelt Distribution are described below:

March 31, 2008
Trade Receivable	$1,608
Trade Payable	$81

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Sales to Sunbelt Distribution	$2,467	$2,264
Purchases from Sunbelt Distribution	$91	$44
12. RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). The fair value option established by FAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective for the Company January 1, 2008 and there was no material effect on the Company’s consolidated financial position, results of operations or cash flows. The Company did not elect the fair value option.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). FAS 157 (a) establishes a common definition for fair value to be applied to assets and liabilities, where required or permitted by Accounting Standards; (b) establishes a framework for measuring fair value; and (c) expands disclosures concerning fair value measurements. FAS 157 does not extend the required use of fair value to any new circumstances. In February 2008, the FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FAS 157 was, with the exception of the one-year deferral for non-financial assets and liabilities as previously noted, effective for the Company January 1, 2008 and there was no material effect on the Company’s consolidated financial position, results of operations or cash flows. The Company does not expect the adoption of Staff Position No. FAS 157-2 will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FAS 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is evaluating the impact of the adoption of FAS 161 on its financial statements but believes the adoption of FAS 161 will not have a material effect on its consolidated financial position or results of operations.
     In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations , (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting FAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date. The Company is currently assessing what the impact of the adoption of this Statement will be on the Company’s financial position and results of operations.

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
CAUTIONARY ADVICE REGARDING FORWARD-LOOKING STATEMENTS
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
     We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Form 10-Q include statements about:
•	competition and competitive factors in the markets in which we operate;

•	demand for replication software;

•	the advantages of our technology as compared to others;

•	changes in customer preferences and our ability to adapt our product and services offerings;

•	our ability to obtain and maintain distribution partners and the terms of these arrangements;

•	our plans for future product developments;

•	our ability to integrate TimeSpring Software Corporation, now known as Double-Take Software Canada, Inc. and TimeData products into our business;

•	our ability to develop and maintain positive relationships with our customers;

•	our ability to maintain and establish intellectual property rights;

•	our ability to retain and hire necessary employees and appropriately staff our development, marketing, sales and distribution efforts;

•	our cash needs and expectations regarding cash flow from operations;

•	our ability to negotiate a new credit facility on favorable terms, or at all;

•	our ability to manage and grow our business and execution of our business strategy; and

•	our financial performance.
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

These important factors include those that we discuss in this section of our Form 10-Q and in the “Risk Factors” section in our annual report on Form 10-K, which we filed with the SEC on March 17, 2008. You should read these factors and the other cautionary statements made in this Form 10-Q in combination with the more detailed description of our business in our annual report on Form 10-K as being applicable to all related forward-looking statements wherever they appear in this quarterly report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
     Double-Take Software develops, sells and supports affordable software that reduces downtime and protects data for business-critical systems. We believe that we are the leading supplier of replication software for Microsoft server environments and that our business is distinguished by our focus on software license and recurring maintenance sales, our productive distribution network and our efficient services infrastructure. Organizations of all sizes increasingly rely on application systems and stored electronic data to conduct business. Threats of business disruptions from events such as 9/11 and Hurricane Katrina and new regulations that have increased data protection requirements for businesses in many industries are causing more organizations to re-examine their data and server recovery strategies. Our software responds to these needs by continuously replicating changes made to application data on a primary operating server to a duplicate server located on- or off-site. Because the duplicate server can commence operating in place of the primary server at almost any time, our software facilitates rapid failover and application recovery in the event of a disaster or other service interruption. With our acquisition of Double-Take Canada and its TimeData products we can also recover data from almost any point in time from a repository located on- or off-site. We estimate that we have sold licenses for approximately 150,000 copies of Double-Take to more than 16,000 customers.
     In recent years, we have experienced substantial growth, increasing our total revenue from $29.8 million for the year ended December 31, 2004 to $82.8 million for the year ended December 31, 2007, and we have gone from having net losses of $8.0 million to a net income of $20.1 million during that same period. Revenue for the three months ended March 31, 2008 totaled $23.0 million and we recorded net income of $2.2 million. We believe that our focus on providing affordable replication software to companies of all sizes through an efficient direct sales team and a robust distribution network has been instrumental to our continued revenue growth. Revenue generated by sales of our software represented 54% and 58% of our total revenue in the three months ended March 31, 2008 and 2007, respectively. Sales of maintenance and professional services generated the remainder of our revenue.
     As a result of our investments in developing our software and establishing our broad distribution network, as well as legal fees and settlement costs associated with the defense and settlement of a legal case involving our intellectual property, we experienced significant operating losses through 2005. Our ability to increase the productivity of our sales force and distribution partners while controlling our other expenses has driven an improvement in our results, from an operating loss of $3.8 million and a net loss of $3.8 million in 2005 to an operating income of $16.6 million and net income of $20.1 million in 2007. Our acquisition of Double-Take EMEA on May 23, 2006 has also contributed to our improved results. We achieved operating income of $3.5 million and net income of $2.2 million for the three months ended March 31, 2008.
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
     Our acquisition of Double-Take EMEA in 2006 has continued to provide us with a direct presence in the European, Middle Eastern and African markets, the opportunity to further our strategic initiative to increase revenue generated outside of the United States, and opportunities for improved margins. The inclusion of Double-Take EMEA’s assets and operations in our business since May 23, 2006 has contributed to a significant increase in the size of our business.
     On December 24, 2007, we completed our acquisition of Double-Take Canada. We do not anticipate this acquisition will provide significant revenue in 2008, but we believe the acquisition of Double-Take Canada’s patented technology and the engineering expertise of the employees, specifically in the area of file systems and application level recovery, fits extremely well into our core capabilities as does the product design into our architecture.

We expect that this acquisition will help broaden development efforts of our products. During 2008, we expect that substantially all of the expenses related to Double-Take Canada will be related to research and development and, to a lesser extent, depreciation and amortization.
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
     Our software revenue generated approximately 54% and 58% of our total revenue in the three months ended March 31, 2008 and 2007, respectively. Our software revenue generally experiences some seasonality. We believe that many organizations do not make the bulk of their information technology purchases, including software, in the first quarter of any year. We believe that this generally has resulted in lower revenue generated by software sales in our first quarter of any year. We have also experienced lower revenue in the summer months.
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
     In some cases, most often in connection with the licensing of our software, we provide professional services to assist our customers in strategic planning for disaster recovery and application high availability, the installation of our software and the training of their employees to use our software. We provide most of our professional services on a fixed price basis and we generally recognize the revenue for professional services once we complete the engagement. For any paid professional services, including training, that have not been performed within three years of the original invoice date, we recognize the services as revenue in the quarter that is three years after the original invoice date.
     Of total maintenance and professional services revenue, maintenance revenue represented 91% and 85% in the three months ended March 31, 2008 and 2007, respectively. Professional services generated the remainder of our total maintenance and professional services revenue in these periods.
     Of our total revenue, maintenance revenue represented 42% and 36% in the three months ended March 31, 2008 and 2007, respectively. Professional services accounted for 4% and 6% of our total revenue in the three months ended March 31, 2008 and 2007, respectively. Our maintenance and professional services revenue historically has generated lower gross margins than our software revenue. The gross margin generated by our maintenance and professional services revenue was 78% and 75% in the three months ended March 31, 2008 and 2007, respectively. We have focused on increasing our maintenance revenue, and we believe it has increased more rapidly than license revenue due to increased renewal rates attributable to focused sales efforts and the inclusion of significant new functionality in the product at no charge for licenses on which maintenance has been purchased. As the percentage of total revenue attributable to maintenance increases, our overall gross margins will be adversely affected.
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
     To date, our research and development efforts have been primarily devoted to increases in features and functionality of our existing software. We expect research and development expense to increase in the future as we continue to develop new solutions for our customers. We expect research and development expense to increase as a percentage of revenue in 2008 as we continue to invest in product development efforts.
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

     General and administrative expenses have historically increased as we have incurred increased expenses related to being a publicly-traded company and have invested in an infrastructure to support our continued growth. However, we expect general and administrative expenses to decrease as a percentage of revenue for the foreseeable future, as we believe the rate at which our revenue will increase will exceed the rate at which we expect to incur these additional expenses.
     Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense primarily for computer equipment we use for information services and in our development and test labs, and amortization of intangible assets acquired.
Results of Operations
     Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Revenue. We derive our revenue from sales of our products and support and services. Revenue increased 28% to $23.0 million, from $17.9 million for the three months ended March 31, 2008, compared to March 31, 2007. Revenue for 2008 includes revenue from our acquisition of Double-Take Canada which was acquired on December 24, 2007. Of our sales in the three months ended March 31, 2008, 87% was attributable to sales to or through our indirect channels such as distributors, value-added resellers and OEMs, which was a decrease from 93% of our sales attributable to sales to or through our indirect channels for the three months ended March 31, 2007. This percentage can vary from quarter to quarter and we do not expect to significantly increase our proportion of sales from direct sales. Of our sales in the three months ended March 31, 2008, 13% was attributable to direct sales to end users, an increase from 7% of our total revenue attributable to end users in the three months ended March 31, 2007. Historically, our total revenue has generally increased each quarter within a calendar year. We currently expect similar results during 2008.
     Software License Revenue. Software revenue increased $2.0 million, or 19%, from $10.4 million in the three months ended March 31, 2007 to $12.4 million in the three months ended March 31, 2008. The increase in software revenue was primarily due to the increased number of software licenses sold resulting from broader demand for, and acceptance of, our software.
     Software sales made to or through our distributors, value-added resellers and OEMs generated approximately 90% of total software sales in the three months ended March 31, 2008 and 2007. During the three months ended March 31, 2008 and 2007, approximately 10% of our software sales were made solely by our direct sales force, approximately 11% and 20%, respectively, were made to our distributors for sale to value-added resellers, approximately 73% and 57%, respectively, of which were made directly through resellers and approximately 6% and 13%, respectively, were made through OEMs. We believe that we will need to continue to maintain close relationships with our partners to sustain and increase profitability. We have no current plans to focus future growth on one distribution channel versus another. We believe our direct sales force complements our indirect distribution network, and we intend to continue to increase revenue generated by both.
     In the three months ended March 31, 2008, the median price of sales of Double-Take software licenses to customers was approximately $6,000 and the average sales cycle was less than three months. On May 1, 2007 and December 1, 2007, we implemented a nominal price increase across all of our products except in a few international markets where the price was already commensurate with the nominal price increase implemented in the United States. We believe that these factors have contributed to more balanced sales throughout the year and more predictable revenue streams in comparison to other software companies with perpetual license models. We believe that the affordability of our software is a competitive advantage.
     Maintenance and Professional Services Revenue. Maintenance and professional services revenue increased $3.1 million, or 40%, from $7.5 million in the three months ended March 31, 2007, to $10.6 million in the three months ended March 31, 2008. Maintenance and professional services revenue represented 46% of our total revenue in the three months ended March 31, 2008 and 42% of our total revenue in the three months ended March 31, 2007. Maintenance revenue increased $3.2 million, or 50%, from $6.4 million in the three months ended March 31, 2007, to $9.6 million in the three months ended March 31, 2008. The increase in maintenance revenue was due to increased renewal rates attributable to focused sales efforts and the inclusion of significant new functionality in the product at no charge for licenses on which maintenance has been purchased. Professional services revenue decreased $0.1 million, or 11%, from $1.1 million in the three months ended March 31, 2007, to $1.0 million in the three months ended March 31, 2008.

The slight decrease in professional services revenue for the three months ended March 31, 2008 was due to fewer engagements being completed in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. There are variations in scheduling of the delivery of professional services from quarter to quarter that will impact the amount of professional services recognized in each quarter.
     Cost of Revenue and Gross Profit
     Total cost of revenue increased $0.6 million, or 31%, from $1.9 million for the three months ended March 31, 2007 to $2.5 million in the three months ended March 31, 2008. Total cost of revenue represented 11% of our total revenue in the three months ended March 31, 2008 and 2007.
     Cost of software revenue increased a nominal amount from March 31, 2007 to March 31, 2008. The slight increase was a result of increased royalties paid to third parties related to software included in our product. In the three months ended March 31, 2008 the cost of software was 1% of total revenue and a nominal percent of total revenue for the three months ended March 31, 2007.
     Cost of services revenue increased $0.4 million, or 26%, from $1.9 million for the three months ended March 31, 2007 to $2.3 million in the three months ended March 31, 2008. The increase was primarily a result of an increase in personnel. Cost of services revenue represented 22% of our services revenue in the three months ended March 31, 2008 and 25% in the three months ended March 31, 2007.
     Gross profit increased $4.5 million, or 28%, from $16.0 million for the three months ended March 31, 2007 to $20.5 million for the three months ended March 31, 2008. Gross margin remained constant at 89% in the three months ended March 31, 2008 and 2007.
     Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased $2.1 million, or 31%, from $6.9 million for the three months ended March 31, 2007 to $9.0 million for the three months ended March 31, 2008. The increase was substantially due to increased compensation expense of $1.1 million and travel expense of $0.2 million related to an increase in personnel which included the reallocation of certain Double-Take EMEA resources from general and administrative because in 2008 they are more directly related to sales efforts. Additionally commission expense increased by $0.3 million resulting from increased sales and expense related to marketing events increased by $0.2 million.
     Research and Development. Research and development expenses increased $1.1 million, or 40%, from $2.9 million for the three months ended March 31, 2007 to $4.0 million for the three months ended March 31, 2008. The increase primarily resulted from higher compensation expense of $0.4 million due to an increase in personnel, $0.2 million from outsourced development projects, and $0.5 million related to our acquisition of Double-Take Canada on December 24, 2007.
     General and Administrative. General and administrative expenses were $3.2 million for the three months ended March 31, 2008 and 2007. There was, however, a nominal decrease in general and administrative expenses. The decrease was primarily related to a decrease of $0.2 million in consulting expense related to the compliance with Sarbanes-Oxley Act of 2002 for the three months ended March 31, 2007, offset primarily by an increase of $0.2 million in compensation expense for the three months ended March 31, 2008. The increase in compensation expense includes increased headcount and increased expense related to FAS 123(R), which was partially offset by a decrease due to the reallocation of certain Double-Take EMEA resources to sales and marketing because in 2008 they are more directly related to sales efforts.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million, or 47%, from $0.5 million in the three months ended March 31, 2007 to $0.8 million for the three months ended March 31, 2008. The increase was attributable to increased depreciation expense associated with increased capital expenditures and increased amortization related to the technology related intangibles which were acquired in connection with the acquisition of Double-Take Canada on December 24, 2007.
     Interest Income. Interest income was $0.6 million for the three months ended March 31, 2008 and 2007. While our cash and short term investments increased by $13.1 million from March 31, 2007 to March 31, 2008, our interest income decreased nominally. The nominal decrease was a result of lower returns on our cash and short term investments which matured during the three months ended March 31, 2008 and were reinvested at lower rates than in 2007.

During 2008, should the interest rates continue to remain at lower levels than those experienced in 2007, we expect our interest income to be less in 2008 than in 2007 due to our funds being invested at lower rates during 2008.
     Foreign Exchange (losses)
     Foreign currency losses increased to $0.3 million for the three months ended March 31, 2008 from a nominal amount for the three months ended March 31, 2007 due to foreign currency fluctuations related to Double-Take EMEA. The loss occurred on assets we had which were denominated in UK Pounds in Europe. These assets are converted to Euros and then subsequently to US dollars for financial statement reporting purposes. Because the UK Pound weakened significantly during the three months ended March 31, 2008 against the Euro, the translation to Euros and then subsequently to US dollars produced the loss. This is the first quarter since our acquisition of Double-Take EMEA in May 2006 that we have recorded a measurable foreign currency gain or loss related to our UK Pound denominated assets. If the UK Pound weakens further against the Euro in future quarters, we may incur additional losses. If the UK Pound strengthens against the Euro in the future, we would incur foreign currency gains at that time.
     Income Tax Expense
     Income tax expense increased by $1.4 million, or 793%, from $0.2 million for the three months ended March 31, 2007 to $1.6 million for the three months ended March 31, 2008 substantially as a result of increased taxable income generated from operations in the United States and increased stock option expense which is not deductible for tax purposes. In the three months ended March 31, 2008, we recorded a current tax expense of $1.6 million related to income generated during the period using an effective tax rate currently expected to be in effect for the full year.
     In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. As of December 31, 2007 we had a valuation allowance of $26.0 million recorded against net deferred tax assets, which are primarily comprised of net operating loss carryforwards as a result of operating losses incurred since inception. As of the three months ended March 31, 2008 there was no change to this valuation allowance. Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which is uncertain. Accordingly, the net deferred tax assets are offset by the valuation allowance. Utilization of these net operating losses and credit carryforwards are subject to annual limitations due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable due to “ownership changes” that have occurred. We will maintain the valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation.
     Net Income
     Net income decreased $0.7 million, or 27%, from $2.9 million for the three months ended March 31, 2007 to $2.2 million for the three months ended March 31, 2008. During the three months ended March 31, 2008 revenue increased by $5.1 million. The revenue growth was partially offset by increased cost of revenue of $0.6 million and increased operating expenses of $3.5 million. The increase in revenue is a result of the continued leverage of our existing sales forces and partners to generate revenue. The increased operating expenses are substantially related to increased research and development expenses of $1.1 million and increased sales and marketing expenses of $2.1 million. Research and development expenses increased as a result of our continued investment in our product including expenses as a result of the acquisition of Double-Take Canada. Sales and marketing expenses increased as we continued to build our sales and marketing team in order to increase our revenue. Our income from operations increased by $1.0 million, or 41%, from $2.5 million for the three months ended March 31, 2007 to $3.5 million for the three months ended March 31, 2008. The increase in income from operations was offset by increased tax expense of $1.4 million as a result of increased taxable income and decreased other income of $0.4 million due to less interest income and increased foreign currency losses.
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

Revenue Recognition
     In accordance with EITF 01-9, our revenue is reported net of rebates and discounts because there is no identifiable benefit in exchange for the rebate or discount. We derive revenues from two primary sources or elements: software licenses and services. Services include customer support, consulting, installation services and training. A typical sales arrangement includes both of these elements. We apply the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition as amended by SOP 98-4 and SOP 98-9, and related interpretations to all transactions to determine the recognition of revenue.
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
     Other professional services such as consulting and installation services provided by us are not essential to the functionality of the software and can also be performed by the customer or a third party. Revenues from consulting and installation services are recognized when the services are completed. Training fees are recognized after the training course has been provided. Any paid professional services, including training, which have not been performed within three years of the original invoice date will be recognized as revenue in the quarter the age of the paid unperformed services become three years old from the original invoice date. Based on our analysis of such other professional services transactions sold on a stand-alone basis, we have concluded we have established VSOE for such other professional services when sold in connection with a multiple-element software arrangement. The price for other professional services has not materially changed for the periods presented.
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
     We consider the four basic revenue recognition criteria for each of the elements as follows:
     Persuasive evidence of an arrangement with the customer exists. Our customary practice is to require a purchase order and, in some cases, a written contract signed by both the customer and us prior to recognizing revenue with respect to an arrangement.
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

Occasionally, we enter into a site license with a customer that allows the customer to use a specified number of licenses within the organization. When a site license is sold, we deliver a master disk to the customer that allows the product to be installed on multiple servers. We have no further obligation to provide additional copies of the software or user manuals. Revenue on site licenses is recognized upon shipment of the master disk to the customer. Sales made by our Original Equipment Manufacturer (“OEM”) partners are recognized as revenue in the month the product is shipped. We estimate the revenue from a preliminary report received from the OEM shortly after the end of the month. Once the final report is received, the revenue is adjusted to that based on the final report, usually in the following month. Services revenue is recognized when the services are completed, except for customer support, which is recognized ratably over the term of the customer support agreement, which is typically one year.
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
Stock-Based Compensation
     We recognize stock option expense using the fair value recognition provisions of FAS 123(R). We apply the fair value recognition provisions only to awards granted, modified, repurchased or cancelled after the effective date of FAS 123(R) which was January 1, 2006. In accordance with FAS 123(R), stock-based compensation expense is recognized based on the grant-date fair value of stock option awards granted or modified after January 1, 2006. As we had used the minimum value method for valuing our stock options under FAS 123, all unmodified options granted prior to January 1, 2006 continue to be accounted for under APB Opinion No. 25.
     The Company accounts for stock option grants to non-employees in accordance with FAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.
     The fair values of options granted were estimated at the date of grant using the following assumptions:

	Three Months Ended March 31,
	2008	2007
Expected Term	7 years	7 years
Volatility	49.97%	80.64%
Risk free rate	3.37%	4.82%
Dividend Yield	—	—
Income Taxes
     In the three months ended March 31, 2008 and 2007, we recorded a current tax expense of $1.6 million and $0.2 million, respectively related to income generated during the periods using an effective tax rate currently expected to be in effect for the full year.
     As of December 31, 2007, we recorded a valuation allowance of $26.0 million against net deferred tax assets, which are primarily comprised of net operating loss carryforwards as a result of operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which is uncertain. Accordingly, the net deferred tax assets were offset by a valuation allowance.

     We analyze the carrying value of our deferred tax assets on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. As of the three months ended March 31, 2008, there was no reversal of the valuation allowance. We will maintain a valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
     We adopted the provisions of FIN 48 on January 1, 2007. The application of this Interpretation requires a two-step process that separates recognition from measurement. During the three months ended March 31, 2008, we did not recognize any uncertain tax positions and we did not recognize any increase or decrease to reserves for uncertain tax positions.
     We have elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes. Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections.
Liquidity and Capital Resources
Overview
     During the development stages of our business, we incurred significant losses from operating activities. Since the three months ended June 30, 2005, however, our operations have generated sufficient cash flow to meet the cash requirements of our business, including our operating, capital and other cash requirements. Our ability to sustain a level of positive cash flow from operations that is sufficient to continue to meet all of our future operating, capital and other cash requirements is subject to the risks associated with our business, including those described under “Risk Factors” in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on March 17, 2008 and to changes in our business plan, capital structure and other events.
     From the start of our operations in 1991 until the three months ended June 30, 2005, we financed our operations primarily through the issuance of preferred stock and common stock. Since the three months ended June 30, 2005, we have primarily financed our operations through internally generated cash flows. In December 2006, we received $47.5 million in net proceeds from our initial public offering. As of March 31, 2008, we had cash and short term investments of $69.8 million and accounts receivable of $16.0 million.
     In January 2006, in connection with the settlement of an intellectual property dispute reached in December 2005, we paid $3.8 million to another company. We also agreed to make future payments of $0.5 million in each of January 2007, 2008, 2009 and 2010, which we collateralized by a $2.0 million letter of credit to that company. We have purchased and paid for an aggregate $1.0 million of the company’s products during 2006 and 2007, which reduced our obligation and our related letter of credit to $1.0 million. Our future obligations under the settlement will be reduced on a dollar-for-dollar basis to the extent that we purchase or resell the other company’s products.
     In May 2006, we paid $1.1 million to the former stockholders of Double-Take EMEA, which was our primary distributor in Europe, the Middle East and Africa as the initial payment for the acquisition of that company. Subsequent payments totaling $9.0 million have been made through March 31, 2008 with the final $0.3 million payment being made during the three months ended March 31, 2008. A portion of our earn-out payments are held in escrow, to satisfy claims against the selling shareholders that we may have from time to time as a result of breaches of representations, warranties or covenants. We anticipate the escrow will be paid to the selling shareholder in the second quarter of 2008.
     At March 31, 2008, we had no borrowings under our existing $2.0 million credit facility with Silicon Valley Bank (“SVB”). This credit facility expired on April 29, 2008. At March 31, 2008, there was a letter of credit relating to our settled legal proceeding (noted above) outstanding for $1.0 million. We are currently in the process of renewing our credit facility. There is no guarantee we will be able to renew this credit facility with similar terms as the expired agreement or that we will be able to renew the credit facility at all.

Sources and Uses of Cash

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Cash flow data:
Net cash provided by operating activities	$5,828	$3,003
Net cash provided by (used in) investing activities	6,944	(1,739)
Net cash provided by financing activities	2	355
Effect of exchange rate changes on cash and cash equivalents	(277)	(138)

Net increase in cash and equivalents	12,497	1,481
Cash and cash equivalents, beginning of period	25,748	55,170

Cash and equivalents, end of period	$38,245	$56,651

Cash Flows from Operating Activities
     Cash provided by operating activities increased by $2.8 million in the three months ended March 31, 2008 compared to March 31, 2007 primarily due to our decrease in accounts receivable, being $1.9 million higher in 2008 than in 2007 as a result of increased collection, increased depreciation and amortization of $0.3 million as a result of increased capital expenditures and amortization related to the technology related intangibles acquired in the acquisition of Double-Take Canada on December 24, 2007, deferred income tax expense of $0.8 million, a lower decrease in accounts payable and accrued expenses of $0.5 million, and increased stock option expense of $0.6 million. These increases were partially offset by decreased net income and a decreased change in prepaid expense and other assets.
Cash Flows from Investing Activities
     Cash provided from investing activities increased by $8.7 million in the three months ended March 31, 2008 compared to March 31, 2007 primarily due to net maturities of short term investments offset by purchases of short term investments and by higher purchases of equipment primarily related to research and development lab equipment as well as lower earn-out payments related to our acquisition of Double-Take EMEA.
Cash Flows from Financing Activities
     Cash provided by financing activities decreased $0.4 million in the three months ended March 31, 2008 compared to March 31, 2007 due to fewer stock option exercises in the three months ended March 31, 2008 than in the three months ended March 31, 2007.
Off-Balance Sheet Arrangements
     As of March 31, 2008, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     We do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
     Historically, our exposure to foreign currency exchange rates was limited as our international sales were denominated in the United States dollar. As a result of our acquisition of Double-Take EMEA in May 2006 and Double-Take Canada in December 2007, we now have international sales that are denominated in foreign currencies, and we face exposure to adverse movements in foreign currency exchange rates. Depending on the amount of our revenue generated from Double-Take EMEA and Double-Take Canada, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Our primary exposures are to fluctuations in exchange rates for the United States dollar versus the Euro and Canadian dollar, as well as the Euro versus the British Pound. See “Foreign exchange (losses)” in Item 2 above.

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
Item 1A. Risk Factors.
     An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our annual report on Form 10-K, which we filed with the SEC on March 17, 2008, and all of the other information set forth in this Form 10-Q and our Form 10-K before deciding to invest in our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
     None.
Use of Proceeds
     On December 14, 2006, our Registration Statement on Form S-1 (333-136499) covering our initial public offering was declared effective by the SEC. We used approximately $10.2 million of the proceeds from our initial public offering to make payment of a special dividend to the holders of the Series B Preferred Stock in December 2006. We intend to use the remaining $37.4 million of the proceeds from the offering for working capital and other general corporate purposes. Our management has significant flexibility in applying the net proceeds of the offering. Except as noted above, we have not used any of the proceeds from our initial public offering through March 31, 2008. Pending their use, we have invested the net proceeds of the offering in short-term, interest-bearing securities.
Item 3. Defaults Upon Senior Securities.
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit No.	Exhibit Description
10.53	Amendment 10 to Xcelerate Partner Agreement, dated January 1, 2007 between the Company and Sunbelt Software Distribution, Inc.

10.54	Amendment 11 to Xcelerate Partner Agreement, dated January 1, 2008 between the Company and Sunbelt Software Distribution, Inc.

31.01	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUBLE-TAKE SOFTWARE, INC.
May 12, 2008	By:	/s/ S. Craig Huke
S. Craig Huke
Chief Financial Officer (Principal Financial and Principal Accounting Officer)