Form 10-Q
period 2008-06-30
Double-Take Software, Inc.
filed 2008-08-11
CIK 1370314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 4, 2008

common stock, $0.001 par value	21,972,651

DOUBLE-TAKE SOFTWARE, INC.
Form 10-Q
For The Quarterly Period Ended June 30, 2008

ii

PART I — FINANCIAL INFORMATION
     Item 1. Financial Statements.
DOUBLE-TAKE SOFTWARE, INC.
Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,410	$25,748
Short term investments	22,360	38,977
Accounts receivable, net of allowance for doubtful accounts of $656 and $599 at June 30, 2008 and December 31, 2007, respectively	18,104	18,171
Prepaid expenses and other current assets	5,379	5,019
Deferred tax assets	2,945	3,184

Total current assets	100,198	91,099

Property and equipment — at cost, net of accumulated depreciation of $5,660 and $4,505 at June 30, 2008 and December 31, 2007, respectively	4,721	4,184
Customer relationships, net of accumulated amortization of $954 and $727 at June 30, 2008 and December 31, 2007, respectively	1,313	1,540
Marketing relationships, net of accumulated amortization of $524 and $399 at June 30, 2008 and December 31, 2007, respectively	1,468	1,593

Technology related intangibles, net of accumulated amortization of $202 and $8 at June 30, 2008 and December 31, 2007, respectively	1,734	1,928
Goodwill	11,870	11,408
Other assets	149	149
Long-term deferred tax assets	1,353	2,705

Total assets	$122,806	$114,606

Liabilities
Current liabilities:
Accounts payable	2,236	1,983
Accrued expenses	6,686	7,396
Other liabilities	147	751
Deferred revenue	26,649	24,162

Total current liabilities	35,718	34,292

Long-term deferred revenue	4,432	4,485
Long-term deferred rent	195	272
Long-term capital lease obligations	19	13

Total long-term liabilities	4,646	4,770

Total liabilities	40,364	39,062

Stockholders’ Equity
Common stock, $.001 par value per share; 130,000,000 shares authorized; 21,972,826 and 21,928,664 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	22	22
Additional paid-in capital	150,789	148,628
Accumulated deficit	(68,432)	(73,239)
Accumulated other comprehensive income:
Unrealized (loss) gain on short term investments	(18)	14
Cumulative foreign currency translation adjustment	81	119

Total stockholders’ equity	82,442	75,544

Total liabilities and stockholders’ equity	$122,806	$114,606

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Consolidated Income Statements
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Software licenses	$13,620	$11,991	$26,036	$22,381
Maintenance and professional services	10,784	8,021	21,360	15,556

Total revenue	24,404	20,012	47,396	37,937

Cost of revenue:
Software licenses	121	118	241	145
Maintenance and professional services	2,517	2,008	4,856	3,865

Total cost of revenue	2,638	2,126	5,097	4,010

Gross profit	21,766	17,886	42,299	33,927

Operating expenses:
Sales and marketing	8,879	6,845	17,900	13,748
Research and development	4,129	2,839	8,148	5,714
General and administrative	3,507	3,690	6,674	6,907
Depreciation and amortization	863	555	1,668	1,104

Total operating expenses	17,378	13,929	34,390	27,473

Income from operations	4,388	3,957	7,909	6,454

Interest income	470	772	1,079	1,415
Interest expense	(7)	(11)	(14)	(30)
Foreign exchange gains (losses)	(41)	6	(386)	5

Income before income taxes	4,810	4,724	8,588	7,844
Income tax expense (benefit)	2,156	(2,768)	3,781	(2,586)

Net income	2,654	7,492	4,807	10,430

Net income per share:
Basic	$0.12	$0.36	$0.22	$0.50

Diluted	$0.11	$0.33	$0.21	$0.45

Weighted-average number of shares used in per share amounts:
Basic	21,958	21,038	21,950	20,963

Diluted	23,109	23,031	23,129	22,991

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Consolidated Statements of Cash Flows
(in thousands, except per share amounts)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$4,807	$10,430

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	1,122	752
Amortization of intangible assets	546	352
Provision for doubtful accounts	(46)	231
Stock based compensation	1,963	755
Deferred income taxes	1,592	(2,849)
Excess tax benefits from stock based compensation	(130)	(1,089)

Changes in:
Accounts receivable	619	(1,975)
Prepaid expenses and other assets	16	611
Inventory	—	14
Other assets	6	(4)
Accounts payable and accrued expenses	(662)	(1,946)
Other liabilities	(532)	343
Deferred revenue	1,730	2,318

Net cash provided by operating activities	11,031	7,943

Cash flows from investing activities:
Purchase of property and equipment	(1,644)	(628)
Purchase of short term investments	(17,570)	(29,734)
Sales and maturities of short term investments	34,470	—
Acquisitions, net of cash acquired	(462)	(3,245)

Net cash provided by (used in) investing activities	14,794	(33,607)

Cash flows from financing activities:
Costs of public offering	—	(113)
Proceeds from exercise of stock options	69	693
Excess tax benefits from stock based compensation	130	1,089
Payments on capital lease obligation	(28)	(11)

Net cash provided by financing activities	171	1,658

Effect of exchange rate changes on cash and cash equivalents	(334)	(35)

Net increase (decrease) in cash and cash equivalents	25,996	(24,006)
Cash and cash equivalents — beginning of period	25,748	55,170

Cash and cash equivalents — end of period	$51,410	$31,129

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,783	$77
Interest	$2	$—
See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
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
Basis of Presentation
     The accompanying consolidated balance sheet as of June 30, 2008, the consolidated income statements for the three and six months ended June 30, 2008 and 2007, and the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. The consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments considered necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2008, the Company’s results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. All adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2008. There have been no significant changes in the Company’s accounting policies during the six months ended June 30, 2008, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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
     The following table sets forth the computation of income per share:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$2,654	$7,492	$4,807	$10,430

Weighted average common shares outstanding — basic	21,958	21,038	21,950	20,963
Dilutive effect of stock options	1,151	1,968	1,179	1,994
Dilutive effect of common stock warrants	—	25	—	34

Weighted average common shares outstanding — diluted	23,109	23,031	23,129	22,991

Basic net income per share	$0.12	$0.36	$0.22	$0.50
Diluted net income per share	$0.11	$0.33	$0.21	$0.45
     The following potential common shares were excluded from the computation of diluted net income per share because they had an anti-dilutive impact:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock options	1,411	692	811	692
3. CASH, CASH EQUIVALENTS, SHORT TERM INVESTMENTS AND FAIR VALUE
     Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, commercial paper, corporate bonds and other money market securities with remaining maturities at date of purchase of 90 days or less.
     Short term investments, which are carried at fair value, generally consist of commercial paper and corporate bonds with original maturities of one year or less with Standard and Poor’s ratings ranging from A-1+ to AAA. The Company classifies these securities as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income. Interest received on these securities is included in interest income. Realized gains or losses upon disposition of available-for-sale securities are included in other income.
     SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes the following three levels of inputs that may be used to measure fair value:
•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The Company’s assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The types of instruments valued based on quoted market prices in active markets generally include most money market securities and equity investments and can include certain corporate notes, and some federal notes and bonds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The Company invests in money market funds that are traded daily and does not adjust the quoted price for such instruments. The types of instruments valued based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency generally include the Company’s commercial paper and can include certain federal notes and bonds. Such instruments are generally classified within Level 2 of the fair value hierarchy. The Company uses consensus pricing, which is based on multiple pricing sources, to value its cash equivalents and short term investments.
     The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents and short-term investments on its condensed consolidated balance sheet, measured at fair value on a recurring basis as of June 30, 2008:

		Quoted Prices
		in Active
		Markets for	Significant Other	Significant
		Identical Assets	Observable	unobservable
Description	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

Included in cash & cash equivalents
Money Market Funds	$14,277	14,277	—	—
Commercial Paper	3,600	—	3,600	—
Federal Notes/Bonds	12,182	2,103	10,079	—

Total	$30,059	16,381	13,679	—

Short-term Investments
Certificate of Deposit	$700	700	—	—
Asset-Backed Securities	701	701	—	—
Commercial Paper	5,753	—	5,753	—
Corporate Notes	14,204	14,204	—	—
Federal Notes/Bonds	1,001	1,001	—	—

Total	$22,360	16,607	5,753	—

     Unrealized losses on our short term investments were $18 as of June 30, 2008.

4. PROPERTY AND EQUIPMENT
     Property and equipment consists of the following:

	June 30,	December 31,
	2008	2007
Equipment	$186	$183
Furniture and fixtures	784	637
Motor Vehicles	123	114
Computer hardware	8,500	7,060
Leasehold improvements	788	695

	10,381	8,689

Less accumulated depreciation and amortization	5,660	4,505

	$4,721	$4,184

5. INTANGIBLE ASSETS
     In connection with the acquisition of Double-Take EMEA, a portion of the contingent purchase price equal to the excess of the fair value of the assets acquired and liabilities assumed over the non-contingent portion of the purchase price was accrued in accordance with Statement of Financial Accounting Standards No 141, Business Combinations (“FAS 141”). Earn-out payments in excess of the initial amount recorded as a liability were recorded as additional purchase price and resulted in goodwill. In the six months ended June 30, 2008, the Company paid the final earn-out payment of $328. The aggregate earn-out payments as a result of the acquisition were $10,166 to the former owners of Double-Take EMEA, $5,208 of which was recorded as goodwill.
     In accordance with the share purchase agreement between the TimeSpring shareholders and Double-Take Canada, the Company made post-closing working capital adjustments to the purchase price allocation of $134. These post-closing adjustments increased the goodwill related to this acquisition to $6,662.
     Intangible assets consist of the following:

	June 30,	December 31,
	2008	2007
Customer relationships	$2,267	$2,267
Less accumulated amortization	(954)	(727)

	$1,313	$1,540

Marketing relationships	$1,992	$1,992
Less accumulated amortization	(524)	(399)

	$1,468	$1,593

Technology related intangibles	$1,936	$1,936
Less accumulated amortization	(202)	(8)

	$1,734	$1,928

6. CONTINGENCIES
     In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, at June 30, 2008, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.
7. STOCKHOLDERS’ EQUITY (in thousands, except share and per share amounts)
Common stock
     Options to purchase 45,664 and 342,614 shares of common stock were exercised for the six months ended June 30, 2008 and 2007, respectively, and the Company received aggregated proceeds of $69 and $693, respectively.

Stock option plans
     In the six months ended June 30, 2008, the Company issued options to purchase 684,820 shares of common stock, with a weighted average exercise price of $12.33 per share, which is based on exercise prices equal to the fair market value per share on the dates of grant. The weighted average fair value as of the grant date of the options issued was $6.63.
     A summary of the Company’s stock option activity for the six months ended June 30, 2008 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2007	2,423,495	$7.15
Options granted	684,820	$12.33
Options cancelled	(25,652)	$11.88
Options exercised (1)	(45,664)	$1.50

Outstanding at June 30, 2008	3,036,999	$8.37

Options exercisable at June 30, 2008	1,710,338	$5.28

Options not vested at June 30, 2008(2)	1,326,661	$12.36

(1)	Intrinsic value of $593 and cash received of $69.

(2)	242,052 additional options are expected to vest in the remainder of 2008.
     The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
     The aggregate intrinsic value of stock options outstanding at June 30, 2008, was approximately $19,697. The aggregate intrinsic value of stock options exercisable at June 30, 2008 was approximately $15,983.
     All options granted are equity awards and the Company has not granted any liability awards. The Company expects to recognize future compensation costs aggregating $10,532 for options granted but not vested as of June 30, 2008. Such amount will be recognized over the weighted average requisite service period, which is expected to be approximately 2 years. The options generally have a contractual life of ten years.
     The following table presents the stock-based compensation expense for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue, maintenance and professional services	$101	$46	$184	$67
Sales and marketing	232	93	406	144
Research and development	286	69	512	98
General and administrative	458	275	861	446

	$1,077	$483	$1,963	$755

8. INCOME TAXES
     In the three and six months ended June 30, 2008, the Company recorded a tax expense of $2,156 and $3,781, respectively related to income generated during the periods using an effective tax rate currently expected to be in effect for the full year. In the three and six months ended June 30, 2007, the Company recorded a tax benefit of $2,768 and $2,586. The tax benefit was a result of the reversal of $5,698 of the Company’s deferred income tax valuation allowance in the three months ended June 30, 2007.
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
     The Company analyzes the carrying value of its deferred tax assets on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. During the six months ended June 30, 2008, there was no reversal of the valuation allowance. The valuation allowance will be maintained until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
     The Company adopted the provisions of FIN 48 on January 1, 2007. The application of this Interpretation requires a two-step process that separates recognition from measurement. During the six months ended June 30, 2008, the Company did not recognize any uncertain tax positions and the Company did not recognize any increase or decrease to reserves for uncertain tax positions.
     The Company has elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes. Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections.
9. PROFIT SHARING PLAN
     Effective March 1, 1996, the Company adopted a defined contribution plan (the “Plan”), which, as amended, qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who meet eligibility requirements. Employer contributions are discretionary. The Company recorded an expense of $112, $364, $72, and $172 for employer contributions to the Plan for the three and six months ended June 30, 2008 and 2007, respectively.
10. SEGMENT INFORMATION
     The Company operates in one reportable segment.
     The Company operates in three geographic regions: The Americas (which includes North, South and Central America and the Caribbean), Europe, Middle East & Africa and Asia-Pacific (which includes Australia and Korea). All transfers between geographic regions have been eliminated from consolidated revenues. Revenue, property and equipment, and intangible assets by geographic region are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
The Americas	$15,641	$12,200	$29,578	$22,872
Europe, Middle East & Africa	7,657	6,786	15,332	12,984
Asia-Pacific	1,106	1,026	2,486	2,081

	$24,404	$20,012	$47,396	$37,937

	June 30,	December 31,
	2008	2007
Property and equipment:
The Americas	$4,408	$3,921
Europe, Middle East & Africa	313	263
Asia-Pacific	—	—

	$4,721	$4,184

	June 30,	December 31,
	2008	2007
Intangible assets:
The Americas	$1,734	$1,928
Europe, Middle East & Africa	2,781	3,133
Asia-Pacific	—	—

	$4,515	$5,061

11. RELATED PARTY TRANSACTIONS
     The Company has had transactions with Sunbelt Software Distribution, Inc., or Sunbelt Distribution. An officer of the Company who joined the Company as a result of the acquisition of Double-Take EMEA is Chairman of Sunbelt Distribution. The balances and transactions with Sunbelt Distribution are described below:

	June 30,	December 31,
	2008	2007
Trade Receivable	$2,155	$2,901
Trade Payable	$45	$47

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales to Sunbelt Distribution	$3,182	$2,539	$5,649	$4,803
Purchases from Sunbelt Distribution	$88	$64	$178	$108
12. RECENT ACCOUNTING PRONOUNCEMENTS
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
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FAS 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is evaluating the impact of the adoption of FAS 161 on its financial statements but believes the adoption of FAS 161 will not have a material effect on its consolidated financial position and results of operations.
     In December 2007, the FASB issued Statement of Financial Accounting Standards 141 (revised 2007), Business Combinations, (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting FAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.
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
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The hierarchy under FAS 162 is as follows:
•	FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, AICPA Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB, and Rules and interpretive releases of the SEC for SEC registrants.

•	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

•	AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the EITF, and Appendix D EITF topics.

•	Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.
     FAS 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is evaluating the impact of the adoption of FAS 162 on its financial statements but believes the adoption of FAS 162 will not have a material effect on its consolidated financial position and results of operations.
     In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently assessing what the impact of the adoption of FSP 142-3 will be on the Company’s financial position and results of operations.
13. SUBSEQUENT EVENT
     On July 28, 2008, the Company and Double-Take Canada, a Canadian corporation and wholly-owned subsidiary of the Company, entered into a share purchase agreement (the “Purchase Agreement”) with emBoot, Inc. (“emBoot”), a Canadian corporation (a company specializing in network booting technology), and the shareholders of emBoot (the “Sellers”). Pursuant to the terms of the Purchase Agreement, Double-Take Canada acquired from the sellers all of the issued and outstanding shares of emBoot for a cash purchase price of approximately $9.6 million plus transaction costs and subject to certain customary post-closing working capital adjustments. Approximately $1.6 million of the purchase price was placed into escrow to secure certain indemnification obligations of the Sellers.
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
Overview
     Double-Take Software develops, sells and supports affordable software that reduces downtime and protects data for business-critical systems. We believe that we are a leading supplier of replication software for Microsoft server environments and that our business is distinguished by our focus on software license and recurring maintenance sales, our productive distribution network and our efficient services infrastructure. Organizations of all sizes increasingly rely on application systems and stored electronic data to conduct business. Threats of business disruptions from events such as 9/11 and Hurricane Katrina and regulations that have increased data protection requirements for businesses in many industries are causing more organizations to re-examine their data and server recovery strategies. Our software responds to these needs by continuously replicating changes made to application data on a primary operating server to a duplicate server located on- or off-site. Because the duplicate server can commence operating in place of the primary server at almost any time, our software facilitates rapid failover and application recovery in the event of a disaster or other service interruption. With our acquisition of Double-Take Canada and its TimeData products we can also recover data from almost any point in time from a repository located on- or off-site. We estimate that we have sold licenses for approximately 150,000 copies of Double-Take to more than 16,000 customers. On July 28, 2008, through Double-Take Canada, we purchased emBoot, experts in network booting technology. The technology acquired with emBoot allows organizations to easily assign and re-assign computing workloads to any available Windows or Linux physical servers or desktops or any virtual machine in their environment. IT organizations can now move those workloads around in a matter of minutes, whether it is because a disaster has occurred, a data center is moving, the company has decided to virtualize its infrastructure or an application needs more capacity. We believe the emBoot products will complement our current product offerings as well as contribute to our ability to support the increasing prevalence of corporations’ dynamic infrastructures.
     In recent years, we have experienced substantial growth, increasing our total revenue from $29.8 million for the year ended December 31, 2004 to $82.8 million for the year ended December 31, 2007, and we have gone from having net losses of $8.0 million to a net income of $20.1 million during that same period. Revenue for the six months ended June 30, 2008 totaled $47.4 million and we recorded net income of $4.8 million. We believe that our focus on providing affordable replication software to companies of all sizes through an efficient direct sales team and a robust distribution network has been instrumental to our continued revenue growth. Revenue generated by sales of our software represented 55% and 59% of our total revenue in the six months ended June 30, 2008 and 2007, respectively. Sales of maintenance and professional services generated the remainder of our revenue.
     As a result of our investments in developing our software and establishing our broad distribution network, as well as legal fees and settlement costs associated with the defense and settlement of a legal case involving our intellectual property, we experienced significant operating losses through 2005. Our ability to increase the productivity of our sales force and distribution partners while controlling our other expenses has driven an improvement in our results, from an operating loss of $3.8 million and a net loss of $3.8 million in 2005 to an operating income of $16.6 million and net income of $20.1 million in 2007. Our acquisition of Double-Take EMEA on May 23, 2006 has also contributed to our improved results. We achieved operating income of $7.9 million and net income of $4.8 million for the six months ended June 30, 2008.
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
     On December 24, 2007, we completed our acquisition of Double-Take Canada. We do not anticipate this acquisition will provide significant revenue in 2008, but we believe the acquisition of Double-Take Canada’s patented technology and the engineering expertise of the employees, specifically in the area of file systems and application level recovery, fits extremely well into our core capabilities as does the product design into our architecture. We expect that this acquisition will help broaden development efforts of our products. During 2008, we expect that substantially all of the expenses related to Double-Take Canada will be related to research and development and to a lesser extent depreciation and amortization. As a result of the acquisition of emBoot through Double-Take Canada, we do not anticipate this acquisition will provide significant revenue in 2008, and we expect substantially all of the on-going expenses will be related to research and development and to a lesser extent depreciation and amortization.
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

     Our software revenue generated approximately 55% and 59% of our total revenue in the six months ended June 30, 2008 and 2007, respectively. Our software revenue generally experiences some seasonality. We believe that many organizations do not make the bulk of their information technology purchases, including software, in the first quarter of any year. We believe that this generally has resulted in lower revenue generated by software sales in our first quarter of any year. We have also experienced lower revenue in the summer months.
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
     In some cases, most often in connection with the licensing of our software, we provide professional services to assist our customers in strategic planning for disaster recovery and application high availability, the installation of our software and the training of their employees to use our software. We provide most of our professional services on a fixed price basis and we generally recognize the revenue for professional services once we complete the engagement. For any paid professional services, including training, that have not been performed within three years of the original invoice date, we recognize the services as revenue in the quarter that is three years after original invoice date.
     Of total maintenance and professional services revenue, maintenance revenue represented 91% and 87% in the six months ended June 30, 2008 and 2007, respectively. Professional services generated the remainder of our total maintenance and professional services revenue in these periods.
     Of our total revenue, maintenance revenue represented 41% and 36% in the six months ended June 30, 2008 and 2007, respectively. Professional services accounted for 4% and 5% of our total revenue in the six months ended June 30, 2008 and 2007, respectively. Our maintenance and professional services revenue historically has generated lower gross margins than our software revenue. The gross margin generated by our maintenance and professional services revenue was 77% and 75% in the six months ended June 30, 2008 and 2007, respectively. We have focused on increasing our maintenance revenue and we believe it has increased more rapidly than license revenue due to price increases and increased renewal rates attributable to focused sales efforts and the inclusion of significant new functionality in the product at no charge for licenses on which maintenance has been purchased. As the percentage of total revenue attributable to maintenance increases, our overall gross margins will be adversely affected.
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

Results of Operations
     Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Revenue. We derive our revenue from sales of our products and support and services. Revenue increased 22% to $24.4 million, from $20.0 million for the three months ended June 30, 2008, compared to June 30, 2007. Revenue for 2008 includes revenue from Double-Take Canada which was acquired on December 24, 2007. Of our sales in the three months ended June 30, 2008, 88% was attributable to sales to or through our indirect channels such as distributors, value-added resellers and OEMs, which was a decrease from 92% of our sales attributable to sales to or through our indirect channels for the three months ended June 30, 2007. This percentage can vary from quarter to quarter and we do not expect to significantly increase our proportion of sales from direct sales in the near term. Of our sales in the three months ended June 30, 2008, 12% was attributable to direct sales to end users, an increase from 8% of our total revenue attributable to end users in the three months ended June 30, 2007. Historically, our total revenue has generally increased each quarter within a calendar year. We currently expect similar results during 2008.
     Software License Revenue. Software revenue increased $1.6 million, or 14%, from $12.0 million in the three months ended June 30, 2007 to $13.6 million in the three months ended June 30, 2008. The increase in software revenue was primarily due to the increased number of software licenses sold resulting from broader demand for, and acceptance of, our software. In the three months ended June 30, 2008 sales related to our core products increased. Additionally, sales of our virtual systems products continued to sell well, and we secured our first key account for our Linux offering. Even though our software revenue increased, the increase was muted by weaker than expected license sales from Double-Take EMEA.
     Software sales made to or through our distributors, value-added resellers and OEMs generated approximately 89% and 92% of total software sales in the three months ended June 30, 2008 and 2007, respectively. During the three months ended June 30, 2008 and 2007, approximately 11% and 8%, respectively, of our software sales were made solely by our direct sales force. During the three months ended June 30, 2007, approximately 16% and 10%, respectively, were made to our distributors for sale to value-added resellers, approximately 67% and 76%, respectively, of which were made directly through resellers and approximately 6% and 6%, respectively, were made through OEMs. We believe that we will need to continue to maintain close relationships with our partners to sustain and increase profitability. We have no current plans to focus future growth on one distribution channel versus another. We believe our direct sales force complements our indirect distribution network, and we intend to continue to increase revenue generated by both.
     In the three months ended June 30, 2008, the median price of sales of Double-Take software licenses to customers was approximately $6,000 and the average sales cycle was less than three months. On May 1, 2007 and December 1, 2007, we implemented a nominal price increase across all of our products except in a few international markets where the price was already commensurate with the nominal price increase implemented in the United States. We believe that these factors have contributed to more balanced sales throughout the year and more predictable revenue streams in comparison to other software companies with perpetual license models. We believe that the affordability of our software is a competitive advantage.
     Maintenance and Professional Services Revenue. Maintenance and professional services revenue increased $2.8 million, or 34%, from $8.0 million in the three months ended June 30, 2007, to $10.8 million in the three months ended June 30, 2008. Maintenance and professional services revenue represented 44% of our total revenue in the three months ended June 30, 2008 and 40% of our total revenue in the three months ended June 30, 2007. Maintenance revenue increased $2.7 million, or 38%, from $7.1 million in the three months ended June 30, 2007, to $9.8 million in the three months ended June 30, 2008. The increase in maintenance revenue was due to price increases and increased renewal rates attributable to focused sales efforts and the inclusion of significant new functionality in the product at no charge for licenses on which maintenance has been purchased. Professional services revenue increased $0.1 million, or 9%, from $.9 million in the three months ended June 30, 2007, to $1.0 million in the three months ended June 30, 2008. The slight increase in professional services revenue for the three months ended June 30, 2008 was due to more engagements being completed in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. There are variations in scheduling of the delivery of professional services from quarter to quarter that will impact the amount of professional services recognized in each quarter.
     Cost of Revenue and Gross Profit
     Total cost of revenue increased $0.5 million, or 24%, from $2.1 million for the three months ended June 30, 2007 to $2.6 million in the three months ended June 30, 2008. Total cost of revenue represented 11% of our total revenue in the three months ended June 30, 2008 and 2007.

     Cost of software revenue increased a nominal amount from June 30, 2007 to June 30, 2008. The slight increase was a result of increased royalties paid to third parties related to software included in our product. In the three months ended June 30, 2008 and 2007, the cost of software revenue was 1% of software revenue. In the three months ended June 30, 2008 and 2007, the cost of software revenue was 0.5% and 1%, respectively of total revenue.
     Cost of services revenue increased $0.5 million, or 24%, from $2.1 million for the three months ended June 30, 2007 to $2.6 million in the three months ended June 30, 2008. The increase was primarily a result of an increase in personnel. Cost of services revenue represented 23% of our services revenue in the three months ended June 30, 2008 and 25% in the three months ended June 30, 2007. In the three months ended June 30, 2008 and 2007, the cost of services revenue was 10% of total revenue.
     Gross profit increased $3.9 million, or 22%, from $17.9 million for the three months ended June 30, 2007 to $21.8 million for the three months ended June 30, 2008. Gross margin remained constant at 89% in the three months ended June 30, 2008 and 2007.
     Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased $2.1 million, or 30%, from $6.8 million for the three months ended June 30, 2007 to $8.9 million for the three months ended June 30, 2008. The increase was due to increased compensation and FAS 123R expense of $0.9 million and travel expense of $0.2 million related to an increase in personnel which included the reallocation of certain Double-Take EMEA resources from general and administrative since they are more directly related to the sales efforts in 2008. Additionally commission expense increased by $0.3 million resulting from increased sales and expense related to various marketing programs increased by $0.6 million.
     Research and Development. Research and development expenses increased $1.3 million, or 45%, from $2.8 million for the three months ended June 30, 2007 to $4.1 million for the three months ended June 30, 2008. The increase primarily resulted from higher compensation expense and FAS 123R of $0.6 million due to an increase in personnel, $0.1 million from outsourced development projects, and $0.6 million related to our acquisition of Double-Take Canada on December 24, 2007.
     General and Administrative. General and administrative expenses decreased $0.2 million, or 5%, from $3.7 million for the three months ended June 30, 2007 to $3.5 million for the three months ended June 30, 2008. The decrease was primarily related to a decrease of $0.1 million in consulting expense related to the compliance with Sarbanes-Oxley Act of 2002 for the three months ended June 30, 2007 and a decrease of $0.2 million related to bad debt expense due to our collection efforts. The decreases are offset primarily by an increase of $0.1 million in compensation expense for the three months ended June 30, 2008. The increase in compensation expense includes increased headcount and increased expense related to FAS 123(R) both offset by a decrease due to the reallocation of certain Double-Take EMEA resources to sales and marketing since they are more directly related to the sales efforts in 2008.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million, or 55%, from $0.6 million in the three months ended June 30, 2007 to $0.9 million for the three months ended June 30, 2008. The increase was attributable to increased depreciation expense associated with increased capital expenditures and increased amortization related to the technology related intangibles which were acquired in connection with the acquisition of Double-Take Canada on December 24, 2007.
     Interest Income. Interest income decreased by $0.3 million, or 39%, from $0.8 million for the three months ended June 30, 2007 to $0.5 million for the three months ended June 30, 2008. While our cash and short term investments increased by $12.9 million from June 30, 2007 to June 30, 2008, our interest income decreased. The decrease was a result of lower returns on our cash and short term investments which matured during the three months ended June 30, 2008 and were reinvested at lower rates than in 2007. During 2008, should the interest rates continue to remain at lower levels than those experienced in 2007, we expect our interest income to be less in 2008 than in 2007 due to our funds being invested at lower rates during 2008.
     Foreign Exchange (losses)
     Our foreign currency translation adjustment was a nominal gain for the three months ended June 30, 2007 and was a loss of $0.1 million for the three months ended June 30, 2008 due to foreign currency fluctuations related to Double-Take EMEA.
     Income Tax Expense (Benefit)

     Income tax expense increased by $4.9 million, or 178%, from a tax benefit of $2.8 million for the three months ended June 30, 2007 to a tax expense of $2.2 million for the three months ended June 30, 2008. In the three months ended June 30, 2007, we recorded a tax expense of $1.9 and reversed the valuation allowance on $4.6 million of deferred tax assets resulting in a net benefit of $2.8 million for the three months ended June 30, 2007. In the three months ended June 30, 2008, we recorded a tax expense using an effective tax rate currently expected to be in effect for the full year and did not record any further reduction to the deferred tax asset valuation allowance. The increase in tax expense was substantially as a result of increased taxable income generated from operations in the United States and increased stock option expense which is not deductible for tax purposes as well.
     In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. As of December 31, 2007 we had a valuation allowance of $26.0 million recorded against net deferred tax assets, which are primarily comprised of net operating loss carryforwards as a result of operating losses incurred since inception. For the three months ended June 30, 2008 there was no change to this valuation allowance. Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which is uncertain. Accordingly, the net deferred tax assets are offset by the valuation allowance. Utilization of these net operating losses and credit carryforwards are subject to annual limitations due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable due to “ownership changes” that have occurred. We will maintain the valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation.
     Net Income
     Net income decreased $4.8 million, or 65%, from $7.5 million for the three months ended June 30, 2007 to $2.7 million for the three months ended June 30, 2008. During the three months ended June 30, 2008 revenue increased by $4.4 million. The increase in revenue was primarily due to the increased number of software licenses sold resulting from broader demand for, and acceptance of, our software which resulted in increased sales related to our core products. Additionally, sales of our virtual systems products continued to sell well, and we secured our first key account for our Linux offering. The revenue growth was partially offset by increased cost of revenue of $0.5 million and increased operating expenses of $3.4 million. The increased operating expenses are substantially related to increased research and development expenses of $1.3 million and increased sales and marketing expenses of $2.0 million. Research and development expenses increased as a result of our continued investment in our product including expenses as a result of the acquisition of Double-Take Canada. Sales and marketing expenses increased as we continued to build our sales and marketing team and continue to participate in various marketing programs in order to increase our revenue. Our income from operations increased by $0.4 million, or 11%, from $4.0 million for the three months ended June 30, 2007 to $4.4 million for the three months ended June 30, 2008. The increase in income from operations was offset by increased tax expense of $4.9 million as a result of increased taxable income and no reversal of deferred tax assets and decreased other income of $0.3 million due to less interest income.
     Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Revenue. We derive our revenue from sales of our products and support and services. Revenue increased 25% to $47.4 million, from $37.9 million for the six months ended June 30, 2008, compared to June 30, 2007. Revenue for 2008 includes revenue from Double-Take Canada which was acquired on December 24, 2007. Of our sales in the six months ended June 30, 2008, 88% was attributable to sales to or through our indirect channels such as distributors, value-added resellers and OEMs, which was a decrease from 93% of our sales attributable to sales to or through our indirect channels for the six months ended June 30, 2007. This percentage can vary quarter to quarter and over time. Of our sales in the six months ended June 30, 2008, 12% was attributable to direct sales to end users, an increase from 7% of our total revenue attributable to end users in the six months ended June 30, 2007.
     Software License Revenue. Software revenue increased $3.7 million, or 16%, from $22.4 million in the six months ended June 30, 2007 to $26.0 million in the six months ended June 30, 2008. The increase in software revenue was primarily due to the increased number of software licenses sold resulting from broader demand for, and acceptance of, our software. In the six months ended June 30, 2008 sales related to our core products increased. Additionally, sales of our virtual systems products continued to sell well, and we secured our first key account for our Linux offering. Even though our software revenue increased, the increase was muted by weaker than expected license sales from Double-Take EMEA.
     Software sales made to or through our distributors, value-added resellers and OEMs generated approximately 89% and 92% of total software sales in the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 and 2007, approximately 11% and 8%, respectively, of our software sales were made solely by our direct sales force. During the six months ended June 30, 2008 and 2007, approximately 13%

and 11%, respectively, were made to our distributors for sale to value-added resellers, approximately 70% and 73%, respectively, of which were made directly through resellers and approximately 6% and 8%, respectively, were made through OEMs. We believe that we will need to continue to maintain close relationships with our partners to sustain and increase profitability. We have no current plans to focus future growth on one distribution channel versus another. We believe our direct sales force complements our indirect distribution network, and we intend to continue to increase revenue generated by both.
     In the six months ended June 30, 2008, the median price of sales of Double-Take software licenses to customers was approximately $6,000 and the average sales cycle was less than three months. On May 1, 2007 and December 1, 2007, we implemented a nominal price increase across all of our products except in a few international markets where the price was already commensurate with the nominal price increase implemented in the United States. We believe that these factors have contributed to more balanced sales throughout the year and more predictable revenue streams in comparison to other software companies with perpetual license models. We believe that the affordability of our software is a competitive advantage.
     Maintenance and Professional Services Revenue. Maintenance and professional services revenue increased $5.8 million, or 37%, from $15.6 million in the six months ended June 30, 2007, to $21.4 million in the six months ended June 30, 2008. Maintenance and professional services revenue represented 45% of our total revenue in the six months ended June 30, 2008 and 41% of our total revenue in the six months ended June 30, 2007. Maintenance revenue increased $5.9 million, or 43%, from $13.5 million in the six months ended June 30, 2007, to $19.3 million in the six months ended June 30, 2008. The increase in maintenance revenue was due to price increases and increased renewal rates attributable to focused sales efforts and the inclusion of significant new functionality in the product at no charge for licenses on which maintenance has been purchased. Professional services revenue decreased $0.1 million, or 9%, from $2.1 million in the six months ended June 30, 2007, to $2.0 million in the six months ended June 30, 2008. The slight decrease in professional services revenue for the six months ended June 30, 2008 was due to the timing of the completion of engagements in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. There are variations in scheduling of the delivery of professional services which will impact the amount of professional services recognized in each period.
     Cost of Revenue and Gross Profit
     Total cost of revenue increased $1.1 million, or 27%, from $4.0 million for the six months ended June 30, 2007 to $5.1 million in the six months ended June 30, 2008. Total cost of revenue represented 11% of our total revenue in the six months ended June 30, 2008 and 2007.
     Cost of software revenue increased $0.1 million, or 66%, from $0.1 million for the six months ended from June 30, 2007 to $0.2 million for the six months ended June 30, 2008. The increase was a result of increased royalties paid to third parties related to software included in our product. In the six months ended June 30, 2008 and 2007, the cost of software was 1% of software revenue. In the six months ended June 30, 2008 and 2007, the cost of software was 1% and 0.4%, respectively of total revenue.
     Cost of services revenue increased $1.0 million, or 26%, from $3.9 million for the six months ended June 30, 2007 to $4.9 million in the six months ended June 30, 2008. The increase was primarily a result of an increase in personnel and FAS123R cost of $1.0 million due to increased headcount and increased travel expense of $0.1 million with the increases being offset by $0.1 million decrease in consulting expense. Cost of services revenue represented 23% of our services revenue in the six months ended June 30, 2008 and 25% in the six months ended June 30, 2007. Cost of services revenue represents 10% of total revenue in the six months ended June 30, 2008 and 2007.
     Gross profit increased $8.4 million, or 25%, from $33.9 million for the six months ended June 30, 2007 to $42.3 million for the six months ended June 30, 2008. Gross margin remained constant at 89% in the six months ended June 30, 2008 and 2007.

     Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased $4.2 million, or 30%, from $13.7 million for the six months ended June 30, 2007 to $17.9 million for the six months ended June 30, 2008. The increase was substantially due to increased compensation and FAS123R expense of $2.1 million and travel expense of $0.5 million related to an increase in personnel which included the reallocation of certain Double-Take EMEA resources from general and administrative since they are more directly related to the sales efforts in 2008. Additionally commission expense increased by $0.5 million resulting from increased sales and expense related to various marketing programs increased by $0.9 million.
     Research and Development. Research and development expenses increased $2.4 million, or 43%, from $5.7 million for the six months ended June 30, 2007 to $8.1 million for the six months ended June 30, 2008. The increase primarily resulted from higher compensation and FAS 123R expense of $1.0 million due to an increase in personnel, $0.3 million from outsourced development projects, and $1.0 million related to our acquisition of Double-Take Canada on December 24, 2007.
     General and Administrative. General and administrative expenses decreased $0.2 million, or 3%, from $6.9 million for the six months ended June 30, 2007 to $6.7 million for the six months ended June 30, 2008. The decrease was primarily related to a decrease of $0.3 million in consulting expense related to the compliance with Sarbanes-Oxley Act of 2002 and a decrease of $0.2 million related to bad debt expense due to our collection efforts. The decreases are offset primarily by an increase of $0.3 million in compensation expense for the six months ended June 30, 2008. The increase in compensation expense includes increased headcount and increased expense related to FAS 123(R) both offset by a decrease due to the reallocation of certain Double-Take EMEA resources to sales and marketing since they are more directly related to the sales efforts in 2008.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million, or 51%, from $1.1 million in the six months ended June 30, 2007 to $1.7 million for the six months ended June 30, 2008. The increase was attributable to increased depreciation expense associated with increased capital expenditures and increased amortization related to the technology related intangibles which were acquired in connection with the acquisition of Double-Take Canada on December 24, 2007.
     Interest Income. Interest income decreased by $0.3 million, or 24%, from $1.4 million for the six months ended June 30, 2007 to $1.1 million for the six months ended June 30, 2008. While our cash and short term investments increased by $12.9 million from June 30, 2007 to June 30, 2008, our interest income decreased. The decrease was a result of lower returns on our cash and short term investments which matured during the six months ended June 30, 2008 and were reinvested at lower rates than in 2007. During 2008, should the interest rates continue to remain at lower levels than those experienced in 2007, we expect our interest income to be less in 2008 than in 2007 due to our funds being invested at lower rates during 2008.
     Foreign Exchange (losses)
     Foreign currency losses increased to $0.4 million for the six months ended June 30, 2008 from a nominal amount for the six months ended June 30, 2007 due to foreign currency fluctuations related to Double-Take EMEA. The loss occurred on assets we had which were denominated in British Pounds in Europe. These assets are converted to Euros and then subsequently to US dollars for financial statement reporting purposes. Since the UK Pound weakened significantly during the six months ended June 30, 2008 against the Euro, the translation to Euros and then subsequently to US dollars produced the loss. This is the first quarter since our acquisition of Double-Take EMEA in May 2006, we have recorded a measurable foreign currency gain or loss related to our UK Pound denominated assets. If the UK Pound weakens further against the Euro in future quarters, we may incur additional losses. If the UK Pound strengthens against the Euro in the future, we would incur foreign currency gains at that time.
     Income Tax Expense (Benefit)
     Income tax expense increased by $6.4 million, or 246%, from a tax benefit of $2.6 million for the six months ended June 30, 2007 to a tax expense of $3.8 million for the six months ended June 30, 2008. In the six months ended June 30, 2007, we recorded a tax expense of $3.1 and reversed the valuation allowance on $5.7 million of deferred tax assets resulting in a net benefit of $2.6 million for the six months ended June 30, 2007. In the six months ended June 30, 2008, we recorded a tax expense using an effective tax rate currently expected to be in effect for the full year and did not record any further reduction to the deferred tax asset valuation allowance. The increase in tax expense was substantially as a result of increased taxable income generated from operations in the United States and increased stock option expense which is not deductible for tax purposes as well.

     In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. As of December 31, 2007 we had a valuation allowance of $26.0 million recorded against net deferred tax assets, which are primarily comprised of net operating loss carryforwards as a result of operating losses incurred since inception. For the six months ended June 30, 2008 there was no change to this valuation allowance. Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which is uncertain. Accordingly, the net deferred tax assets are offset by the valuation allowance. Utilization of these net operating losses and credit carryforwards are subject to annual limitations due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable due to “ownership changes” that have occurred. We will maintain the valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation.
     Net Income
     Net income decreased $5.6 million, or 54%, from $10.4 million for the six months ended June 30, 2007 to $4.8 million for the six months ended June 30, 2008. During the six months ended June 30, 2008 revenue increased by $9.5 million. The increase in revenue was primarily due to the increased number of software licenses sold resulting from broader demand for, and acceptance of, our software which resulted in increased sales related to our core products. Additionally, sales of our virtual systems products continued to sell well, and we secured our first key account for our Linux offering. The revenue growth was partially offset by increased cost of revenue of $1.1 million and increased operating expenses of $6.9 million. The increased operating expenses are substantially related to increased research and development expenses of $2.4 million and increased sales and marketing expenses of $4.2 million. Research and development expenses increased as a result of our continued investment in our product including expenses as a result of the acquisition of Double-Take Canada. Sales and marketing expenses increased as we continued to build our sales and marketing team and continue to participate in various marketing programs in order to increase our revenue. Our income from operations increased by $1.5 million, or 23%, from $6.5 million for the six months ended June 30, 2007 to $7.9 million for the six months ended June 30, 2008. The increase in income from operations was offset by increased tax expense of $6.4 million as a result of increased taxable income and no reversal of deferred tax assets and decreased other income of $0.7 million due to less interest income and increased foreign currency losses.
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
     We account for stock option grants to non-employees in accordance with FAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.
     The fair values of options granted were estimated at the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2008	2008	2007
Expected Term	7 years	7 years	7 years	7 years
Volatility	46.31%	77.46	46.31% - 49.97%	77.46%
Risk free rate	3.45%	4.63%	3.37% - 3.45%	4.63% - 4.82%
Dividend Yield	—	—	—	—
Income Taxes
     In the three and six months ended June 30, 2008, we recorded a tax expense of $2,156 and $3,781, respectively related to income generated during the periods using an effective tax rate currently expected to be in effect for the full year. In the three and six months ended June 30, 2007, we recorded a tax benefit of $2,768 and $2,586.
     As of December 31, 2007, we had recorded a valuation allowance of $26,030 against net deferred tax assets, which are primarily comprised of net operating loss carryforwards as a result of operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which is uncertain. Accordingly, the net deferred tax assets were offset by a valuation allowance.
     We analyze the carrying value of our deferred tax assets on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. During the six months ended June 30, 2008, there was no reversal of the valuation allowance. The valuation allowance will be maintained until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
     We adopted the provisions of FIN 48 on January 1, 2007. The application of this Interpretation requires a two-step process that separates recognition from measurement. During the six months ended June 30, 2008, we did not recognize any uncertain tax positions and we did not recognize any increase or decrease to reserves for uncertain tax positions.
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
     Until the three months ended June 30, 2005, we financed our operations primarily through the issuance of preferred stock and common stock. Since the three months ended June 30, 2005, we have primarily financed our operations through internally generated cash flows. In December 2006, we received $47.5 million in net proceeds from our initial public offering. As of June 30, 2008, we had cash and short term investments of $73.8 million and accounts receivable of $18.1 million.
     In January 2006, in connection with the settlement of an intellectual property dispute reached in December 2005, we paid $3.8 million to another company. We also agreed to make future payments of $0.5 million in each of January 2007, 2008, 2009 and 2010, which we collateralized by a $2.0 million letter of credit to that company. We have purchased and paid for $1.0 million of the company’s products during 2006 and 2007 which reduced our obligation to them and our letter of credit was reduced to $1.0 million. Our future obligations under the settlement will be reduced on a dollar-for-dollar basis to the extent that we purchase or resell the other company’s products.
     In May 2006, we paid $1.1 million to the former stockholders of Double-Take EMEA, which was our primary distributor in Europe, the Middle East and Africa as the initial payment for the acquisition of that company. Subsequent payments totaling $9.0 million have been made through June 30, 2008 with the final $0.3 million payment being made during the six months ended June 30, 2008. A portion of the earn-out payments were held in escrow, to satisfy claims against the selling shareholders that we may have from time to time as a result of breaches of representations, warranties or covenants. The escrow was paid to the selling shareholder in the second quarter of 2008.
     In May 2008, we entered into an amendment to our credit facility with Silicon Valley Bank (“SVB”) that extended the term of the facility to April 29, 2009. Under the terms of the amended credit facility, our maximum borrowings are $2 million less the aggregate amounts undrawn on all outstanding letters of credit, foreign exchange contracts, or any other accommodations issued or incurred, or caused to be issued or incurred by the bank. Up to $0.5 million of the facility is available for foreign exchange contracts. The rate of interest for this facility is 0.75% above the prime rate. The facility is collateralized by all of our assets, excluding our intellectual property.
     At June 30, 2008, we had no borrowings under our existing $2.0 million credit facility with SVB. At June 30, 2008, there was a letter of credit relating to our settled legal proceeding (noted above) outstanding for $1.0 million.
Sources and Uses of Cash

	Six Months Ended
	June 30,
	2008	2007
	(in thousands)
Cash flow data:
Net cash provided by operating activities	$11,031	$7,943
Net cash provided by (used in) investing activities	14,794	(33,607)
Net cash provided by financing activities	171	1,658
Effect of exchange rate changes on cash and cash equivalents	(334)	(35)

Net increase in cash and equivalents	25,662	(24,041)
Cash and cash equivalents, beginning of period	25,748	55,170

Cash and equivalents, end of period	$51,410	$31,129

Cash Flows from Operating Activities
     Cash provided by operating activities increased by $3.1 million in the six months ended June 30, 2008 compared to June 30, 2007 due to a decrease in accounts receivable during the six months ended June 30, 2008 as compared to an increase in accounts receivable during the six months ended June 30, 2007 substantially as a result of better collections in 2008. Additionally there was a lower increase in accounts payable and accrued expenses during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Net income decreased by $5.6 million in the six months ended June 30, 2008 compared to June 30, 2007. The decrease in net income was offset by add-backs to cash flow related to increased depreciation and amortization as a result of increased capital expenditures and amortization related to the technology related intangibles acquired in the acquisition of Double-Take Canada on December 24, 2007, and increased stock option expense. Additionally, during the six month ended June 30, 2007, we reduced the deferred tax asset allowance, but there was no similar reduction in the six month ended June 30, 2008.
Cash Flows from Investing Activities
     Cash provided from investing activities increased by $48.4 million in the six months ended June 30, 2008 compared to June 30, 2007 primarily due to net maturities of short term investments offset by purchases of short term investments and by higher purchases of equipment primarily related to research and development lab equipment as well as lower earn-out payments related to our acquisition of Double-Take EMEA.
Cash Flows from Financing Activities
     Cash provided by financing activities decreased $1.5 million in the six months ended June 30, 2008 compared to June 30, 2007 due to fewer stock option exercises in the six months ended June 30, 2008 than in the six months ended June 30, 2007.
Off-Balance Sheet Arrangements
     As of June 30, 2008, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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

     There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting
.PART II — OTHER INFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
     None.
Use of Proceeds
     On December 14, 2006, our Registration Statement on Form S-1 (333-136499) covering our initial public offering was declared effective by the SEC. We used approximately $10.2 million of the proceeds from our initial public offering to make payment of a special dividend to the holders of the Series B Preferred Stock in December 2006. We intend to use the remaining $37.4 million of the proceeds from the offering for working capital and other general corporate purposes. Our management has significant flexibility in applying the net proceeds of the offering. Except as noted above, we have not used any of the proceeds from our initial public offering through June 30, 2008. Pending their use, we have invested the net proceeds of the offering in short-term, interest-bearing securities.
Item 3. Defaults Upon Senior Securities.
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our Annual Meeting of Stockholders was held on May 23, 2008. Sufficient votes were cast to approve all proposals, as follows:
     The election of nominees to serve on the Board of Directors for a term of one year:

	For	Against	Abstain
Dean Goodermote	18,870,462	98,245	9,798
Paul D. Birch	18,923,023	43,808	11,674
Ashoke Goswami	18,169,645	799,062	9,798
John B. Landry	18,870,038	97,418	11,049
John W. Young	18,922,465	41,486	14,554
     Ratification of the appointment of Eisner LLP as our independent registered public accounting firm for 2008:

For	Against	Abstain
18,843,333	79,609	55,563

Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit No.	Exhibit Description
10.55	Eleventh Loan Modification dated May 1, 2008 between Silicon Valley Bank and Double-Take Software, Inc.

31.01	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUBLE-TAKE SOFTWARE, INC.
August 11, 2008	By:	/s/ S. Craig Huke
S. Craig Huke
Chief Financial Officer (Principal Financial and Principal Accounting Officer)