Form 10-Q
period 2008-09-30
Double-Take Software, Inc.
filed 2008-11-05
CIK 1370314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                     .
Commission file number: 001-33184
Double-Take Software, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0230046 (I.R.S. Employer Identification No.)

257 Turnpike Road, Suite 210, Southborough, MA	01772
(Address of Principal Executive Offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 29, 2008

common stock, $0.001 par value	22,006,084

DOUBLE-TAKE SOFTWARE, INC.
Form 10-Q
For The Quarterly Period Ended September 30, 2008

ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
DOUBLE-TAKE SOFTWARE, INC.
Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,989	$25,748
Short term investments	28,913	38,977
Accounts receivable, net of allowance for doubtful accounts of $769 and $599 at September 30, 2008 and December 31, 2007, respectively	17,558	18,171
Prepaid expenses and other current assets	4,933	5,019
Deferred tax assets	2,825	3,184

Total current assets	93,218	91,099

Property and equipment — at cost, net of accumulated depreciation of $6,197 and $4,505 at September 30, 2008 and December 31, 2007, respectively	4,578	4,184
Customer relationships, net of accumulated amortization of $1,067 and $727 at September 30, 2008 and December 31, 2007, respectively	1,200	1,540
Marketing relationships, net of accumulated amortization of $586 and $399 at September 30, 2008 and December 31, 2007, respectively	1,406	1,593

Technology related intangibles, net of accumulated amortization of $405 and $8 at September 30, 2008 and December 31, 2007, respectively	4,531	1,928
Goodwill	18,328	11,408
Other assets	677	149
Long-term deferred tax assets	204	2,705

Total assets	$124,142	$114,606

Liabilities
Current liabilities:
Accounts payable	1,606	1,983
Accrued expenses	6,034	7,396
Other liabilities	313	751
Deferred revenue	26,336	24,162

Total current liabilities	34,289	34,292

Long-term deferred revenue	4,351	4,485
Long-term deferred rent	156	272
Long-term capital lease obligations	14	13

Total long-term liabilities	4,521	4,770

Total liabilities	38,810	39,062

Stockholders’ Equity
Common stock, $.001 par value per share; 130,000,000 shares authorized; 21,989,092 and 21,928,664 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	22	22
Additional paid-in capital	151,812	148,628
Accumulated deficit	(65,810)	(73,239)
Accumulated other comprehensive income:
Unrealized (loss) gain on short term investments	(31)	14
Cumulative foreign currency translation adjustment	(661)	119

Total stockholders’ equity	85,332	75,544

Total liabilities and stockholders’ equity	$124,142	$114,606

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Consolidated Income Statements
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Software licenses	$12,819	$12,612	$38,855	$34,993
Maintenance and professional services	11,132	8,695	32,492	24,251

Total revenue	23,951	21,307	71,347	59,244

Cost of revenue:
Software licenses	156	71	397	216
Maintenance and professional services	2,342	1,927	7,198	5,792

Total cost of revenue	2,498	1,998	7,595	6,008

Gross profit	21,453	19,309	63,752	53,236

Operating expenses:
Sales and marketing	8,393	6,935	26,293	20,683
Research and development	4,331	3,042	12,479	8,756
General and administrative	3,371	4,100	10,045	11,007
Depreciation and amortization	974	603	2,642	1,707

Total operating expenses	17,069	14,680	51,459	42,153

Income from operations	4,384	4,629	12,293	11,083

Interest income	396	798	1,475	2,213

Interest expense	(9)	(9)	(23)	(39)
Foreign exchange gains (losses)	(79)	(55)	(465)	(50)

Income before income taxes	4,692	5,363	13,280	13,207
Income tax expense (benefit)	2,070	2,055	5,851	(531)

Net income	$2,622	$3,308	$7,429	$13,738

Net income per share:
Basic	$0.12	$0.15	$0.34	$0.65

Diluted	$0.11	$0.14	$0.32	$0.60

Weighted-average number of shares used in per share amounts:
Basic	21,980	21,525	21,960	21,152

Diluted	23,089	23,052	23,097	22,950

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Consolidated Statements of Cash Flows
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$7,429	$13,738

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,718	1,180
Amortization of intangible assets	924	527
Provision for doubtful accounts	(180)	(9)
Stock based compensation	2,958	1,895
Deferred income taxes	2,388	(2,849)
Excess tax benefits from stock based compensation	(139)	(3,706)

Changes in:
Accounts receivable	755	(3,044)
Prepaid expenses and other assets	(187)	(201)
Inventory	—	14
Other assets	(3)	(22)
Accounts payable and accrued expenses	(1,809)	(47)
Other liabilities	146	270
Deferred revenue	2,301	4,458

Net cash provided by operating activities	16,301	12,204

Cash flows from investing activities:
Purchase of property and equipment	(2,116)	(1,438)
Purchase of short term investments	(57,069)	(44,556)
Sales and maturities of short term investments	66,892	15,995
Acquisitions, net of cash acquired	(10,352)	(4,484)

Net cash used in investing activities	(2,645)	(34,483)

Cash flows from financing activities:
Proceeds from public offering, net of expenses	—	1,127
Proceeds from exercise of stock options	88	1,188
Excess tax benefits from stock based compensation	139	3,706
Payments on capital lease obligation	(38)	(14)

Net cash provided by financing activities	189	6,007

Effect of exchange rate changes on cash and cash equivalents	(604)	(53)

Net increase (decrease) in cash and cash equivalents	13,845	(16,272)
Cash and cash equivalents — beginning of period	25,748	55,170

Cash and cash equivalents — end of period	38,989	38,845

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$2,529	$1,601
Interest	$4	$—

Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock upon cashless exercise of warrants	$—	$201
See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
     Double-Take Software, Inc. (the “Company”), a Delaware corporation, is engaged in developing, marketing and supporting data protection software solutions for high availability, disaster recovery and centralized backup. The Company operates in one reportable segment and its revenues are mainly derived from sales of software and related services. Software is licensed by the Company primarily to distributors, value added resellers (“VARS”) and original equipment manufacturers (“OEMS”), located primarily in the United States and Europe.
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
Significant Accounting Policies
Principles of Consolidation
     The consolidated financial statements include all subsidiaries. All inter-company transactions and balances have been eliminated. Double-Take Software Canada, Inc. (“Double-Take Canada”) entered into a share purchase agreement with TimeSpring Software Corporation (“TimeSpring”) on December 24, 2007 and a share purchase agreement with emBoot, Inc (“emBoot”) on July 28, 2008. The consolidated financial statements include the financial results and activities related to Double-Take Canada’s acquisition of TimeSpring and emBoot from the dates of the acquisition. Double-Take Software S.A.S. (“Double-Take EMEA”) has been consolidated since May 23, 2006, which is the date Double-Take EMEA was acquired.
Basis of Presentation
     The accompanying consolidated balance sheet as of September 30, 2008, the consolidated income statements for the three and nine months ended September 30, 2008 and 2007, and the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. The consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments considered necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2008, the Company’s results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2008. There have been no significant changes in the Company’s accounting policies during the nine months ended September 30, 2008, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Use of Estimates
     GAAP requires that the Company make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock options issued, estimates in connection with acquisitions, the allowance for doubtful accounts, and the carrying value of the deferred tax assets. The estimates and judgments upon which the Company relies are based upon information available to it at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.
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
The following table sets forth the computation of income per share:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$2,622	$3,308	$7,429	$13,738

Weighted average common shares outstanding — basic	21,980	21,525	21,960	21,152
Dilutive effect of stock options	1,109	1,527	1,137	1,775
Dilutive effect of common stock warrants	—	—	—	23

Weighted average common shares outstanding — diluted	23,089	23,052	23,097	22,950

Basic net income per share	$0.12	$0.15	$0.34	$0.65
Diluted net income per share	$0.11	$0.14	$0.32	$0.60
     The following potential common shares were excluded from the computation of diluted net income per share because they had an anti-dilutive impact:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock options	1,510	634	1,505	647
3. CASH, CASH EQUIVALENTS, SHORT TERM INVESTMENTS AND FAIR VALUE
     Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, commercial paper, corporate bonds, United States Treasury obligations and other money market securities with remaining maturities at date of purchase of 90 days or less.
     Short term investments, which are carried at fair value, generally consist of commercial paper and corporate notes with original maturities of one year or less with Standard and Poor’s ratings ranging from A to AAA, and United States Treasury obligations with original maturities of one year or less. The Company classifies these securities as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income. Interest received on these securities is included in interest income. Realized gains or losses upon disposition of available-for-sale securities are included in other income.

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
     The Company’s assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The types of instruments valued based on quoted market prices in active markets generally include most money market securities and equity investments and can include certain corporate notes, United States treasury obligations and some federal notes and bonds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The Company invests in money market funds that are traded daily and does not adjust the quoted price for such instruments. The types of instruments valued based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency generally include the Company’s commercial paper and can include certain federal notes and bonds. Such instruments are generally classified within Level 2 of the fair value hierarchy. The Company uses consensus pricing, which is based on multiple pricing sources, to value its cash equivalents and short term investments.
     In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FAS 157-3”). FAS 157-3 clarified the application of FAS 157. FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s consolidated financial statements.
     The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents and short-term investments on its condensed consolidated balance sheet, measured at fair value on a recurring basis as of September 30, 2008:

		Quoted Prices in		Significant
		Active Markets	Significant Other	unobservable
		for Identical	Observable Inputs	Inputs
Description	Total	Assets (Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents
Cash Management Funds	120	120		—
Commercial Paper	6,187	—	6,187	—
Federal Agency Discount Note	2,000	—	2,000	—
United States Treasury Obligation	12,985	12,985	—	—
United States Treasury Bills	2,099	2,099	—	—

Total	23,391	15,204	8,187	—

Short-term Investments
Certificate of Deposit	700	700	—	—
Federal Agency Discount Notes	1,299	—	1,299	—
Commercial Paper	4,173	—	4,173	—
Corporate Notes	4,795	4,795	—	—
Money Market Mutual Fund	4,385	4,385	—	—
United States Treasury Notes	9,078	9,078	—	—
United States Treasury Bills	4,483	4,483	—	—

Total	28,913	23,441	5,472	—

     Unrealized losses on our short term investments were $31 as of September 30, 2008.

4. PROPERTY AND EQUIPMENT
     Property and equipment consists of the following:

	September 30,	December 31,
	2008	2007
Equipment	$186	$183
Furniture and fixtures	746	637
Motor Vehicles	110	114
Computer hardware	8,970	7,060
Leasehold improvements	763	695

	10,775	8,689

Less accumulated depreciation and amortization	6,197	4,505

	$4,578	$4,184

5. INTANGIBLE ASSETS
     In connection with the acquisition of Double-Take EMEA, a portion of the contingent purchase price equal to the excess of the fair value of the assets acquired and liabilities assumed over the non-contingent portion of the purchase price was accrued in accordance with Statement of Financial Accounting Standards No 141, Business Combinations (“FAS 141”). Earn-out payments in excess of the initial amount recorded as a liability were recorded as additional purchase price and resulted in goodwill. In the nine months ended September 30, 2008, the Company paid the final earn-out payment of $328. The aggregate earn-out payments as a result of the acquisition were $10,166 to the former owners of Double-Take EMEA, $5,208 of which was recorded as goodwill.
     In accordance with the share purchase agreement between the TimeSpring shareholders and Double-Take Canada, the Company made post-closing working capital adjustments to the purchase price allocation of $134. These post-closing adjustments increased the goodwill related to this acquisition to $6,662.
     As a result of the emBoot acquisition, the Company recorded a technology related intangible in the amount of $3,000 and goodwill of $6,810. See Note 12 for details of this acquisition.
     Intangible assets consist of the following:

	September 30,	December 31,
	2008	2007
Customer relationships	$2,267	$2,267
Less accumulated amortization	(1,067)	(727)

	$1,200	$1,540

Marketing relationships	$1,992	$1,992
Less accumulated amortization	(586)	(399)

	$1,406	$1,593

Technology related intangibles	$4,936	$1,936
Less accumulated amortization	(405)	(8)

	$4,531	$1,928

6. CONTINGENCIES
     In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, at September 30, 2008, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.
7. STOCKHOLDERS’ EQUITY (in thousands, except share and per share amounts)
Common stock
     Options to purchase 60,429 and 812,977 shares of common stock were exercised for the nine months ended September 30, 2008 and 2007, respectively, and the Company received aggregated proceeds of $88 and $1,188, respectively.
Stock option plans
     In the nine months ended September 30, 2008, the Company issued options to purchase 788,320 shares of common stock, with a weighted average exercise price of $12.18 per share, which is based on exercise prices equal to the fair market value per share on the dates of grant. The weighted average fair value as of the grant date of the options issued was $6.43.
     A summary of the Company’s stock option activity for the nine months ended September 30, 2008 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2007	2,423,495	$7.15
Options granted	788,320	$12.18
Options cancelled	(37,690)	$11.93
Options exercised (1)	(60,429)	$1.45

Outstanding at September 30, 2008	3,113,696	$8.48

Options exercisable at September 30, 2008	1,799,566	$5.54

Options not vested at September 30, 2008(2)	1,314,130	$12.51

(1)	Intrinsic value of $753 and cash received of $88.

(2)	113,885 additional options are expected to vest in the remainder of 2008.
     The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
     The aggregate intrinsic value of stock options outstanding at September 30, 2008, was approximately $12,457. The aggregate intrinsic value of stock options exercisable at September 30, 2008 was approximately $11,013.
     All options granted are equity awards and the Company has not granted any liability awards. The Company expects to recognize future compensation costs aggregating $10,046 for options granted but not vested as of September 30, 2008. Such amount will be recognized over the weighted average requisite service period, which is expected to be approximately 2 years. The options generally have a contractual life of ten years.
     The following table presents the stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue, maintenance and professional services	$91	$62	$275	$129
Sales and marketing	211	165	617	309
Research and development	273	85	785	183
General and administrative	420	828	1,281	1,274

	$995	$1,140	$2,958	$1,895

8. INCOME TAXES
     In the three and nine months ended September 30, 2008, the Company recorded a tax expense of $2.1 million and $5.9 million, respectively related to income generated during the periods using the effective tax rate that is currently expected to be in effect for the full year. In the three and nine months ended September 30, 2007, the Company recorded a tax expense of $2.1 million and a tax benefit of $0.5 million, respectively.
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
     The Company analyzes the carrying value of its deferred tax assets on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. During the nine months ended September 30, 2008, there was no reversal of the valuation allowance. The valuation allowance will be maintained until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
     The Company adopted the provisions of FIN 48 on January 1, 2007. The application of this Interpretation requires a two-step process that separates recognition from measurement. During the nine months ended September 30, 2008, the Company did not recognize any uncertain tax positions and the Company did not recognize any increase or decrease to reserves for uncertain tax positions.
     The Company has elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes. Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections.
9. PROFIT SHARING PLAN
     Effective March 1, 1996, the Company adopted a defined contribution plan (the “Plan”), which, as amended, qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who meet eligibility requirements. Employer contributions are discretionary. The Company recorded an expense of $81, $444, $55, and $227 for employer contributions to the Plan for the three and nine months ended September 30, 2008 and 2007, respectively.

10. SEGMENT INFORMATION
     The Company operates in one reportable segment.
     The Company operates in three geographic regions: The Americas (which includes North, South and Central America and the Caribbean), Europe, Middle East & Africa and Asia-Pacific (which includes Australia and Korea). All transfers between geographic regions have been eliminated from consolidated revenues. Revenue, property and equipment, and intangible assets by geographic region are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
The Americas	$15,535	$13,796	$45,113	$36,669
Europe, Middle East & Africa	7,066	6,507	22,398	19,491
Asia-Pacific	1,350	1,004	3,836	3,084

	$23,951	$21,307	$71,347	$59,244

	September 30,	December 31,
	2008	2007
Property and Equipment:
The Americas	$4,326	$3,921
Europe, Middle East & Africa	252	263
Asia-Pacific	—	—

	$4,578	$4,184

	September 30,	December 31,
	2008	2007
Intangible assets:
The Americas	$4,531	$1,928
Europe, Middle East & Africa	2,606	3,133
Asia-Pacific	—	—

	$7,137	$5,061

11. RELATED PARTY TRANSACTIONS
     The Company has had transactions with Sunbelt Software Distribution, Inc., or Sunbelt Distribution. An officer of the Company who joined the Company as a result of the acquisition of Double-Take EMEA is Chairman of Sunbelt Distribution. The balances and transactions with Sunbelt Distribution are described below:

	September 30,	December 31,
	2008	2007
Trade Receivable	$1,448	$2,901
Trade Payable	$30	$47

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales to Sunbelt Distribution	$2,595	$2,708	$8,244	$7,511
Purchases from Sunbelt Distribution	$57	$68	$235	$176
12. ACQUISITION OF EMBOOT, INC.
     On July 28, 2008, the Company and Double-Take Canada, a Canadian corporation and wholly-owned subsidiary of the Company, entered into a share purchase agreement (the “Purchase Agreement”) with emBoot, a Canadian corporation (a company specializing in network booting technology), and the shareholders of emBoot (the “Sellers”). Pursuant to the terms of the Purchase Agreement, Double-Take Canada acquired from the Sellers all of the issued and outstanding shares of emBoot for a cash purchase price of approximately $9.6 million plus transaction costs and subject to certain customary post-closing working capital adjustments. Approximately $1.6 million of the purchase price was placed into escrow to secure certain indemnification obligations of the Sellers.
     The acquisition of emBoot was accounted for using the purchase method of accounting and the assets acquired and liabilities assumed were accounted for at their fair values at the acquisition date based on a management review, including a valuation report issued by an independent third party. The amounts are based on currently available information and certain assumptions and estimates that management believes are reasonable. Operating results of the Double-Take Canada acquisition of emBoot are included in the consolidated financial statements from its date of acquisition.

     The details of the initial purchase price allocation are as follows:

Cash purchase price	$9,573
Working capital adjustments	40
Transaction costs	280

Total initial purchase price	$9,893

     The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The allocation is subject to refinement substantially related to the finalization of the post-closing working capital adjustments:

		Life
Cash and cash equivalents	$89
Accounts receivable, net of allowance	119
Prepaid expenses	34
Accounts payable	(1)
Accrued expenses	(173)
Deferred revenue	(20)
Property plant equipment, net	35	3 years
Technology related intangible	3,000	5 years
Goodwill	6,810

Net assets acquired	$9,893

13. RECENT ACCOUNTING PRONOUNCEMENTS
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
     In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FAS 157-3”). FAS 157-3 clarified the application of FAS 157. FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s consolidated financial statements.
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

     We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Form 10-Q include statements about:
•	competition and competitive factors in the markets in which we operate;

•	demand for storage, recovery and infrastructure software;

•	the advantages of our technology as compared to others;

•	changes in customer preferences and our ability to adapt our product and services offerings;

•	our ability to obtain and maintain distribution partners and the terms of these arrangements;

•	our plans for future product developments;

•	our ability to integrate TimeSpring Software Corporation, now known as Double-Take Software Canada, Inc. and TimeData products into our business;

•	our ability to integrate emBoot, Inc. and its products into our business;

•	our ability to develop and maintain positive relationships with our customers;

•	our ability to maintain and establish intellectual property rights;

•	our ability to retain and hire necessary employees and appropriately staff our development, marketing, sales and distribution efforts;

•	our cash needs and expectations regarding cash flow from operations;

•	our ability to manage and grow our business and execution of our business strategy;

•	our expectations for future revenue;

•	the impact of macro-economic trends on our business; and

•	our financial performance.
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

Overview
     Double-Take Software develops, sells and supports affordable software that moves, protects, and recovers data, applications and operating systems. We believe that we are a leading supplier of replication software for Microsoft server environments and that our business is distinguished by our focus on software license and recurring maintenance sales, our productive distribution network and our efficient services infrastructure. Organizations of all sizes increasingly rely on application systems and stored electronic data to conduct business. Threats of business disruptions from events such as 9/11 and Hurricanes Katrina and Ike and regulations that have increased data protection requirements for businesses in many industries are causing more organizations to re-examine their data and server recovery strategies. Our software responds to these needs by continuously replicating software and data changes made on a primary operating server to a duplicate server at a different location. Because the duplicate server can commence operating in place of the primary server at almost any time, our software facilitates rapid failover and application recovery in the event of a disaster or other service interruption. With our acquisition of Double-Take Canada and its TimeData products we can also recover data from almost any point in time from a repository located on- or off-site. We estimate that we have sold software licenses to more than 17,500 customers. On July 28, 2008, through Double-Take Canada, we purchased emBoot, experts in network booting technology. The technology acquired with emBoot allows organizations to easily assign and re-assign computing workloads to any available Windows or Linux physical servers or desktops or any virtual machine in their environment. IT organizations can now move those workloads around in a matter of minutes, whether it is because a disaster has occurred, a data center is moving, the company has decided to virtualize its infrastructure or an application needs more capacity. We believe the emBoot products will complement our current product offerings as well as contribute to our ability to support the increasing prevalence of corporations’ dynamic infrastructures.
     In recent years, we have experienced substantial growth, increasing our total revenue from $29.8 million for the year ended December 31, 2004 to $82.8 million for the year ended December 31, 2007, and we have gone from having net losses of $8.0 million to a net income of $20.1 million during that same period. Revenue for the nine months ended September 30, 2008 totaled $71.3 million and we recorded net income of $7.4 million. We believe that our focus on providing affordable replication software to companies of all sizes through an efficient direct sales team and a robust distribution network has been instrumental to our revenue growth. Revenue generated by sales of our software represented 54% and 59% of our total revenue in the nine months ended September 30, 2008 and 2007, respectively. Sales of maintenance and professional services generated the remainder of our revenue.
     As a result of our investments in developing our software and establishing our broad distribution network, as well as legal fees and settlement costs associated with the defense and settlement of a legal case involving our intellectual property, we experienced significant operating losses through 2005. Our ability to increase the productivity of our sales force and distribution partners while controlling our other expenses has driven an improvement in our results, from an operating loss of $3.8 million and a net loss of $3.8 million in 2005 to an operating income of $16.6 million and net income of $20.1 million in 2007. Our acquisition of Double-Take EMEA on May 23, 2006 has also contributed to our improved results since 2005. We achieved operating income of $12.3 million and net income of $7.4 million for the nine months ended September 30, 2008.
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
     On December 24, 2007, we completed our acquisition of Double-Take Canada. We do not anticipate this acquisition will provide significant revenue in 2008, but we believe the acquisition of Double-Take Canada’s patented technology and the engineering expertise of the employees, specifically in the area of file systems and application level recovery, fits extremely well into our core capabilities as does the product design into our architecture. We expect that this acquisition will help broaden development efforts of our products. During 2008, we expect that substantially all of the expenses related to Double-Take Canada will be related to research and development and to a lesser extent depreciation and amortization. On July 28, 2008, we completed our acquisition of emBoot.

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
     Our software revenue generated approximately 54% and 59% of our total revenue in the nine months ended September 30, 2008 and 2007, respectively. Our software revenue generally experiences some seasonality. We believe that many organizations do not make the bulk of their information technology purchases, including software, in the first quarter of any year. We believe that this generally has resulted in lower revenue generated by software sales in our first quarter of any year. We have also experienced lower revenue in the summer months.
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
     Of total maintenance and professional services revenue, maintenance revenue represented 91% and 88% in the nine months ended September 30, 2008 and 2007, respectively. Professional services generated the remainder of our total maintenance and professional services revenue in these periods.
     Of our total revenue, maintenance revenue represented 41% and 36% in the nine months ended September 30, 2008 and 2007, respectively. Professional services accounted for 4% and 5% of our total revenue in the nine months ended September 30, 2008 and 2007, respectively. Our maintenance and professional services revenue historically has generated lower gross margins than our software revenue. The gross margin generated by our maintenance and professional services revenue was 78% and 76% in the nine months ended September 30, 2008 and 2007, respectively. We have focused on increasing our maintenance revenue and we believe it has increased more rapidly than license revenue due to price increases and increased renewal rates attributable to focused sales efforts and the inclusion of significant new functionality in the product at no charge for licenses on which maintenance has been purchased. As the percentage of total revenue attributable to maintenance increases, our overall gross margins will be adversely affected.
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
Operating Expenses
     We classify our operating expenses as follows:
     Sales and Marketing. Sales and marketing expenses primarily consist of the following:
•	personnel and related costs for employees engaged in sales, corporate marketing, product marketing and product management with partners in our distribution network, including salaries, commissions and other incentive compensation, including equity-based compensation, related employee benefit costs and allocated overhead expenses;

•	travel related expenses to meet with existing and potential customers, and for other sales and marketing related purposes; and

•	sales promotion expenses, public relations expenses and costs for marketing materials and other marketing events, including trade shows, industry conventions and advertising, and marketing development funds for our distribution partners.
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

     General and administrative expenses have historically increased as we have incurred increased expenses related to being a publicly-traded company and have invested in an infrastructure to support our growth. However, we expect general and administrative expenses to decrease as a percentage of revenue for the foreseeable future, as we believe the rate at which our revenue will increase will exceed the rate at which we expect to incur these additional expenses.
     Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense primarily for computer equipment we use for information services and in our development and test labs, and amortization of intangible assets acquired.
Results of Operations
     Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Revenue. We derive our revenue from sales of our products and support and services. Revenue increased 12% to $24.0 million, from $21.3 million for the three months ended September 30, 2008, compared to September 30, 2007. Revenue for 2008 includes revenue from Double-Take Canada which was acquired on December 24, 2007, and which subsequently acquired emBoot on July 28, 2008. Of our sales in the three months ended September 30, 2008, 91% was attributable to sales to or through our indirect channels such as distributors, value-added resellers and OEMs, which was an increase from 88% of our sales attributable to sales to or through our indirect channels for the three months ended September 30, 2007. This percentage can vary from quarter to quarter and we do not expect to significantly increase our proportion of sales from direct sales in the near term. Of our sales in the three months ended September 30, 2008, 9% was attributable to direct sales to end users, a decrease from 12% of our total revenue attributable to end users in the three months ended September 30, 2007. Historically, our total revenue has generally increased each quarter within a calendar year with the exception of the three months ended September 30, 2008. The revenue for the three months ended September 30, 2008 decreased by $0.5 million or 2% from the revenue for the three months ended June 30, 2008 primarily as a result of a number of expected deals not closing in September in both Europe and in the American regions in the latter part of September. Expected deals not closing was unusual for Double-Take and has not been experienced to such an extent previously in the American regions. The deals that did not close in September generally were larger opportunities and were across multiple industries, although we did experience specific issues with some financial institutions.
     Software License Revenue. Software revenue increased $0.2 million, or 2%, from $12.6 million in the three months ended September 30, 2007 to $12.8 million in the three months ended September 30, 2008. The slight increase in software revenue was attributable to new product sales including Linux, Livewire, TimeData and emBoot products, and was partially offset due to the expected sales that did not close in Europe and the American regions during the latter part of September. Even though license revenue was flat sales of our virtual systems products increased.
     Software sales made to or through our distributors, value-added resellers and OEMs generated approximately 94% and 89% of total software sales in the three months ended September 30, 2008 and 2007, respectively. During the three months ended September 30, 2008 and 2007, approximately 6% and 11%, respectively, of our software sales were made solely by our direct sales force. During the three months ended September 30, 2008 and 2007 approximately 13% and 12%, respectively, were made to our distributors for sale to value-added resellers, approximately 76% and 70%, respectively, of which were made directly through resellers and approximately 5% and 7%, respectively, were made through OEMs. We believe that we will need to continue to maintain close relationships with our partners to sustain and increase profitability. We have no current plans to focus future growth on one distribution channel versus another. We believe our direct sales force complements our indirect distribution network, and we intend to continue to increase revenue generated by both.

     In the three months ended September 30, 2008, the median price of sales of Double-Take software licenses to customers was approximately $6,000 and the average sales cycle was generally three months, although we have experienced a longer sales cycle on larger deals. On May 1, 2007 and December 1, 2007, we implemented a nominal price increase across all of our products except in a few international markets where the price was already commensurate with the nominal price increase implemented in the United States. We believe that these factors have contributed to more balanced sales throughout the year and more predictable revenue streams in comparison to other software companies with perpetual license models. We believe that the affordability of our software is a competitive advantage.
     Maintenance and Professional Services Revenue. Maintenance and professional services revenue increased $2.4 million, or 28%, from $8.7 million in the three months ended September 30, 2007, to $11.1 million in the three months ended September 30, 2008. Maintenance and professional services revenue represented 46% of our total revenue in the three months ended September 30, 2008 and 41% of our total revenue in the three months ended September 30, 2007. Maintenance revenue increased $2.4 million, or 31%, from $7.7 million in the three months ended September 30, 2007, to $10.1 million in the three months ended September 30, 2008. The increase in maintenance revenue was due to price increases and increased renewal rates attributable to focused sales efforts and the inclusion of significant new functionality in the product at no charge for licenses on which maintenance has been purchased. Professional services revenue increased $0.1 million, or 6%, from $1.0 million in the three months ended September 30, 2007, to $1.1 million in the three months ended September 30, 2008. The slight increase in professional services revenue for the three months ended September 30, 2008 was due to more engagements being completed in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. There are variations in scheduling of the delivery of professional services from quarter to quarter that will impact the amount of professional services recognized in each quarter.
     Cost of Revenue and Gross Profit
     Total cost of revenue increased $0.5 million, or 25%, from $2.0 million for the three months ended September 30, 2007 to $2.5 million in the three months ended September 30, 2008. Total cost of revenue represented 10% and 9% of our total revenue in the three months ended September 30, 2008 and 2007, respectively.
     Cost of software revenue increased $0.1 million, or 120% from $0.1 million for the three months ended September 30, 2007 to $0.2 million for the three months ended September 30, 2008. The increase was a result of increased royalties paid to third parties related to software included in our product. In the three months ended September 30, 2008 and 2007, the cost of software revenue was 1% of software revenue. In the three months ended September 30, 2008 and 2007, the cost of software revenue was 0.1% and 0.3%, respectively of total revenue.
     Cost of services revenue increased $0.4 million, or 22%, from $1.9 million for the three months ended September 30, 2007 to $2.3 million in the three months ended September 30, 2008. The increase was primarily a result of an increase in personnel. Cost of services revenue represented 21% of our services revenue in the three months ended September 30, 2008 and 22% in the three months ended September 30, 2007. In the three months ended September 30, 2008 and 2007, the cost of services revenue was 10% and 9%, respectively, of total revenue.
     Gross profit increased $2.2 million, or 11%, from $19.3 million for the three months ended September 30, 2007 to $21.5 million for the three months ended September 30, 2008. Gross margin was 90% in the three months ended September 30, 2008 and 91% in the three months ended September 30, 2007.
     Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased $1.5 million, or 21%, from $6.9 million for the three months ended September 30, 2007 to $8.4 million for the three months ended September 30, 2008. The increase was due to increased compensation and FAS 123R expense of $0.8 million and travel expense of $0.2 million related to an increase in personnel which included the reallocation of certain Double-Take EMEA resources from general and administrative because they are more directly related to the sales efforts in 2008. Additionally, expense related to various marketing activities increased by $0.6 million. The increases were partially offset by decreased commission expense of $0.1 million due to virtually flat license revenue.
     Research and Development. Research and development expenses increased $1.3 million, or 42%, from $3.0 million for the three months ended September 30, 2007 to $4.3 million for the three months ended September 30, 2008. The increase primarily resulted from higher compensation expense and FAS 123R of $0.4 million due to an increase in personnel, $0.1 million from outsourced development projects, and $0.7 million related to our acquisition of Double-Take Canada on December 24, 2007 and emBoot on July 28, 2008.

     General and Administrative. General and administrative expenses decreased $0.7 million, or 18%, from $4.1 million for the three months ended September 30, 2007 to $3.4 million for the three months ended September 30, 2008. The decrease primarily resulted from a decrease of $0.5 million in compensation and FAS 123R expense for the three months ended September 30, 2008 as a result of a reallocation of certain Double-Take EMEA resources to sales and marketing because they are more directly related to the sales efforts in 2008 and decreased FAS 123R expense specifically related to stock option grants made to the Board of Directors in 2007 as compared to the similar stock option grants made to the Board of Directors in 2008. The decrease in compensation expense is partially offset by increased personnel costs related to increased headcount. Additionally, expense related to the compliance with Sarbanes-Oxley Act of 2002 and cost for being a public company decreased by $0.5 million for the three months ended September 30, 2008 which was partially offset by an increase of $0.3 million related to bad debt expense substantially related to our EMEA receivables.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.4 million, or 62%, from $0.6 million in the three months ended September 30, 2007 to $1.0 million for the three months ended September 30, 2008. The increase was attributable to increased depreciation expense associated with increased capital expenditures and increased amortization related to the technology related intangibles that were acquired in connection with the acquisition of Double-Take Canada on December 24, 2007 and emBoot on July 28, 2008.
     Interest Income. Interest income decreased by $0.4 million, or 50%, from $0.8 million for the three months ended September 30, 2007 to $0.4 million for the three months ended September 30, 2008. While our cash and short term investments increased slightly from September 30, 2007 to September 30, 2008, our interest income decreased. The decrease was a result of lower returns on our cash and short term investments which matured during the three months ended September 30, 2008 and were reinvested at lower rates than in 2007. During 2008, should the interest rates continue to remain at lower levels than those experienced in 2007, we expect our interest income to be less in 2008 than in 2007.
     Foreign Exchange (losses)
     Our foreign currency translation adjustment was a $0.1 million loss for the three months ended September 30, 2008 and 2007 due to foreign currency fluctuations related to Double-Take EMEA.
     Income Tax Expense (Benefit)
     Income tax expense was $2.1 million for the three months ended September 30, 2008 and 2007. In the three months ended September 30, 2008 and 2007, we recorded a tax expense using the effective tax rate that is currently expected to be in effect for the full year. The effective tax rate increased from 38% for the three months ended September 30, 2007 to 44% for the three months ended September 30, 2008. The increase in the effective tax rate was substantially as a result of increased taxable income generated from operations in the United States and increased stock option expense which is not deductible for tax purposes.
     In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. As of December 31, 2007 we had a valuation allowance of $26.0 million recorded against net deferred tax assets, which are primarily comprised of net operating loss carryforwards as a result of operating losses incurred since inception. For the three months ended September 30, 2008 there was no change to this valuation allowance. Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which is uncertain. Accordingly, the net deferred tax assets are offset by the valuation allowance. Utilization of these net operating losses and credit carryforwards are subject to annual limitations due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable due to “ownership changes” that have occurred. We will maintain the valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation.
     Net Income
     Net income decreased $0.7 million, or 21%, from $3.3 million for the three months ended September 30, 2007 to $2.6 million for the three months ended September 30, 2008. During the three months ended September 30, 2008 revenue increased by $2.6 million. The increase in revenue was primarly due to increased services revenue as a result of increased maintenance revenue due to price increases and increased renewal rates attributable to focused sales efforts and the inclusion of significant new functionality in the product at no charge for licenses on which maintenance has been purchased. The revenue growth was generally offset by increased cost of revenue of $0.5 million and increased operating expenses of $2.4 million. The increased operating expenses are substantially related to increased research and development expenses of $1.3 million and increased sales and marketing expenses of $1.5 million. Research and development expenses increased as a result of our continued investment in our product including expenses as a result of the acquisition of Double-Take Canada and emBoot. Sales and marketing expenses increased as we continued to build our sales and marketing team and continue to participate in various marketing programs in order to increase our revenue. Our income from operations decreased by $0.3 million, or 5%, from $4.6 million for the three months ended September 30, 2007 to $4.4 million for the three months ended September 30, 2008. The increase in revenue was further offset by a decrease of $0.4 million of other income primarily due to less interest income.

     Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Revenue. We derive our revenue from sales of our products and support and services. Revenue increased 20% to $71.3 million, from $59.2 million for the nine months ended September 30, 2008, compared to September 30, 2007. Revenue for 2008 includes revenue from Double-Take Canada which was acquired on December 24, 2007 and which subsequently acquired emBoot on July 28, 2008. Of our sales in the nine months ended September 30, 2008, 89% was attributable to sales to or through our indirect channels such as distributors, value-added resellers and OEMs, which was a decrease from 91% of our sales attributable to sales to or through our indirect channels for the nine months ended September 30, 2007. This percentage can vary quarter to quarter and over time. Of our sales in the nine months ended September 30, 2008, 11% was attributable to direct sales to end users, an increase from 9% of our total revenue attributable to end users in the nine months ended September 30, 2007.
     Software License Revenue. Software revenue increased $3.9 million, or 11%, from $35.0 million in the nine months ended September 30, 2007 to $38.9 million in the nine months ended September 30, 2008. The increase in software revenue was primarily due to the increased number of software licenses sold resulting from broader demand for, and acceptance of, our software. In the nine months ended September 30, 2008 sales related to our core products increased and sales of our virtual systems products continued to sell well. We secured our first key account for our Linux offering and had sales related to TimeData, Livewire and the emBoot products. Our increase in software revenue was partially offset by weaker than expected license sales from Double-Take EMEA during the second quarter of 2008 and a number of expected deals not closing in September in both Europe and in the American regions. Expected deals not closing was unusual for Double-Take and has not been experienced to such an extent previously in the American regions. The deals that did not close in September were generally larger opportunities and were across multiple industries, although we did experience specific issues with some financial institutions.
     Software sales made to or through our distributors, value-added resellers and OEMs generated approximately 91% of total software sales in the nine months ended September 30, 2008 and 2007. During the nine months ended September 30, 2008 and 2007, approximately 9% of our software sales were made solely by our direct sales force. During the nine month ended September 30, 2008 and 2007 approximately 13% and 12%, respectively, were made to our distributors for sale to value-added resellers, approximately 72% and 72%, respectively, of which were made directly through resellers and approximately 6% and 7%, respectively, were made through OEMs. We believe that we will need to continue to maintain close relationships with our partners to sustain and increase profitability. We have no current plans to focus future growth on one distribution channel versus another. We believe our direct sales force complements our indirect distribution network, and we intend to continue to increase revenue generated by both.
     In the nine months ended September 30, 2008, the median price of sales of Double-Take software licenses to customers was approximately $6,000 and the average sales cycle was generally three months, although we have experienced a longer sales cycle on larger deals. On May 1, 2007 and December 1, 2007, we implemented a nominal price increase across all of our products except in a few international markets where the price was already commensurate with the nominal price increase implemented in the United States. We believe that these factors have contributed to more balanced sales throughout the year and more predictable revenue streams in comparison to other software companies with perpetual license models. We believe that the affordability of our software is a competitive advantage.
     Maintenance and Professional Services Revenue. Maintenance and professional services revenue increased $8.2 million, or 34%, from $24.3 million in the nine months ended September 30, 2007, to $32.5 million in the nine months ended September 30, 2008. Maintenance and professional services revenue represented 46% of our total revenue in the nine months ended September 30, 2008 and 41% of our total revenue in the nine months ended September 30, 2007. Maintenance revenue increased $8.2 million, or 39%, from $21.2 million in the nine months ended September 30, 2007, to $29.4 million in the nine months ended September 30, 2008. The increase in maintenance revenue was due to price increases and increased renewal rates attributable to focused sales efforts and the inclusion of significant new functionality in the product at no charge for licenses on which maintenance has been purchased. Professional services revenue was $3.1 million in the nine months ended September 30, 2008 and 2007. The nominal increase in professional services revenue for the nine months ended September 30, 2008 was due to the timing of the completion of engagements in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. There are variations in scheduling of the delivery of professional services that will impact the amount of professional services recognized in each period.

     Cost of Revenue and Gross Profit
     Total cost of revenue increased $1.6 million or 26%, from $6.0 million for the nine months ended September 30, 2007 to $7.6 million in the nine months ended September 30, 2008. Total cost of revenue represented 11% and 10%, respectively, of our total revenue in the nine months ended September 30, 2008 and 2007.
     Cost of software revenue increased $0.2 million, or 84%, from $0.2 million for the nine months ended from September 30, 2007 to $0.4 million for the nine months ended September 30, 2008. The increase was a result of increased royalties paid to third parties related to software included in our product. In the nine months ended September 30, 2008 and 2007, the cost of software was 1% of software revenue. In the nine months ended September 30, 2008 and 2007, the cost of software as a percent of total revenue was 0.6% and 0.4%, respectively.
     Cost of services revenue increased $1.4 million, or 24%, from $5.8 million for the nine months ended September 30, 2007 to $7.2 million in the nine months ended September 30, 2008. The increase was primarily a result of an increase in personnel and FAS123R cost of $1.2 million due to increased headcount and increased travel expense of $0.2 million. Cost of services revenue represented 22% of our services revenue in the nine months ended September 30, 2008 and 24% in the nine months ended September 30, 2007. Cost of services revenue represents 10% of total revenue in the nine months ended September 30, 2008 and 2007.
     Gross profit increased $10.5 million, or 20%, from $53.2 million for the nine months ended September 30, 2007 to $63.8 million for the nine months ended September 30, 2008. Gross margin effectively remained constant at 89% for the nine months ended September 30, 2008 as compared to 90% for the nine months ended September 30, 2007.
     Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased $5.6 million, or 27%, from $20.7 million for the nine months ended September 30, 2007 to $26.3 million for the nine months ended September 30, 2008. The increase was substantially due to increased compensation and FAS123R expense of $2.8 million and travel expense of $0.7 million related to an increase in personnel which included the reallocation of certain Double-Take EMEA resources from general and administrative since they are more directly related to the sales efforts in 2008. Additionally commission expense increased by $0.4 million resulting from increased sales and expense related to various marketing programs increased by $1.5 million.
     Research and Development. Research and development expenses increased $3.7 million, or 43%, from $8.8 million for the nine months ended September 30, 2007 to $12.5 million for the nine months ended September 30, 2008. The increase primarily resulted from higher compensation and FAS 123R expense of $1.4 million due to an increase in personnel, $0.4 million from outsourced development projects, and $1.7 million related to our acquisitions of Double-Take Canada on December 24, 2007 and emBoot on July 28, 2008.
     General and Administrative. General and administrative expenses decreased $1.0 million, or 9%, from $11.0 million for the nine months ended September 30, 2007 to $10.0 million for the nine months ended September 30, 2008. The decrease resulted from a decrease of $0.3 million in compensation and FAS 123R expense for the nine months ended September 30, 2008 as a result of a reallocation of certain Double-Take EMEA resources to sales and marketing since they are more directly related to the sales efforts in 2008. The decrease in compensation expense is partially offset by increased personnel costs related to increased headcount. Additionally, the decrease in general and administrative expenses also resulted from the decreased expense related to the compliance with the Sarbanes-Oxley Act of 2002 and cost for being a public company by $1.0 million for the nine months ended September 30, 2008, which was partially offset by an increase of $0.2 million related to bad debt expense substantially related to our EMEA receivables.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.9 million, or 55%, from $1.7 million in the nine months ended September 30, 2007 to $2.6 million for the nine months ended September 30, 2008. The increase was attributable to increased depreciation expense associated with increased capital expenditures and increased amortization related to the technology related intangibles which were acquired in connection with the acquisitions of Double-Take Canada on December 24, 2007 and emBoot on July 28, 2008.

     Interest Income. Interest income decreased by $0.7 million, or 33%, from $2.2 million for the nine months ended September 30, 2007 to $1.5 million for the nine months ended September 30, 2008. While our cash and short term investments increased slightly from September 30, 2007 to September 30, 2008, our interest income decreased. The decrease was a result of lower returns on our cash and short term investments which matured during the three months ended September 30, 2008 and were reinvested at lower rates than in 2007. During 2008, should the interest rates continue to remain at lower levels than those experienced in 2007, we expect our interest income to be less in 2008 than in 2007.
     Foreign Exchange (losses)
     Foreign currency losses increased to $0.5 million for the nine months ended September 30, 2008 from a $0.1 million loss for the nine months ended September 30, 2007 due to foreign currency fluctuations related to Double-Take EMEA. The loss occurred on assets we had which were denominated in British Pounds in Europe. These assets are converted to Euros and then subsequently to US dollars for financial statement reporting purposes. Because the UK Pound weakened significantly during the nine months ended September 30, 2008 against the Euro, the translation to Euros and then subsequently to US dollars produced the loss. This is the first time since our acquisition of Double-Take EMEA in May 2006 that we have recorded a measurable foreign currency gain or loss related to our UK Pound denominated assets. If the UK Pound weakens further against the Euro in future quarters, we may incur additional losses. If the UK Pound strengthens against the Euro in the future, we would incur foreign currency gains at that time.
     Income Tax Expense (Benefit)
     Income tax expense increased by $6.4 million, or 1202%, from a tax benefit of $0.5 million for the nine months ended September 30, 2007 to a tax expense of $5.9 million for the nine months ended September 30, 2008. In the nine months ended September 30, 2007, we recorded a tax expense of $5.2 and reversed the valuation allowance on $5.7 million of deferred tax assets resulting in a net benefit of $0.5 million for the nine months ended September 30, 2007. In the nine months ended September 30, 2008, we recorded a tax expense using an effective tax rate currently expected to be in effect for the full year and did not record any further reduction to the deferred tax asset valuation allowance. The increase in tax expense was substantially as a result of increased taxable income generated from operations in the United States and increased stock option expense which is not deductible for tax purposes.
     In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. As of December 31, 2007 we had a valuation allowance of $26.0 million recorded against net deferred tax assets, which are primarily comprised of net operating loss carryforwards as a result of operating losses incurred since inception. For the nine months ended September 30, 2008 there was no change to this valuation allowance. Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which is uncertain. Accordingly, the net deferred tax assets are offset by the valuation allowance. Utilization of these net operating losses and credit carryforwards are subject to annual limitations due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable due to “ownership changes” that have occurred. We will maintain the valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation.
     Net Income
     Net income decreased $6.3 million, or 46%, from $13.7 million for the nine months ended September 30, 2007 to $7.4 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2008 revenue increased by $12.1 million. The increase in revenue was substantially due to increased services revenue as a result of increased maintenance revenue due to price increases and increased renewal rates attributable to focused sales efforts and the inclusion of significant new functionality in our products at no charge to our customers for licenses on which maintenance has been purchased. Software license revenue increased as a result of an increase in the number of software licenses sold resulting from broader demand for, and acceptance of, our software. Even though our software revenue increased, the increase was partially offset by weaker than expected license sales from Double-Take EMEA during the second quarter of 2008 and a number of expected deals not closing in September in both Europe and in the American regions. The revenue growth was partially offset by increased cost of revenue of $1.6 million and increased operating expenses of $9.3 million. The increased operating expenses are substantially related to increased research and development expenses of $5.6 million and increased sales and marketing expenses of $3.7 million. Research and development expenses increased as a result of our continued investment in our product including expenses as a result of the acquisitions of Double-Take Canada and emBoot. Sales and marketing expenses increased as we continued to build our sales and marketing team and continue to participate in various marketing programs in order to increase our revenue. Our income from operations increased by $1.2 million, or 11%, from $11.1 million for the nine months ended September 30, 2007 to $12.3 million for the nine months ended September 30, 2008. The increase in income from operations was generally offset by increased tax expense of $6.4 million as a result of increased taxable income and no reversal of deferred tax assets and decreased other income of $1.1 million primarily due to less interest income and increased foreign currency losses.

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
     The fair values of options granted were estimated at the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected Term	7 years	7 years	7 years	7 years
Volatility	41.68%	76.29%	41.68% - 49.97%	76.29 - 80.64%
Risk free rate	3.54%	4.80%	3.37% - 3.54%	4.63% - 4.82%
Dividend Yield	—	—	—	—

Income Taxes
     In the three and nine months ended September 30, 2008, we recorded a tax expense of $2.1 million and $5.9 million, respectively related to income generated during the periods using an effective tax rate currently expected to be in effect for the full year. In the three and nine months ended September 30, 2007, we recorded a tax expense of $2.1 million and a tax benefit of $0.5 million, respectively.
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
     We analyze the carrying value of our deferred tax assets on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. During the nine months ended September 30, 2008, there was no reversal of the valuation allowance. The valuation allowance will be maintained until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
     We adopted the provisions of FIN 48 on January 1, 2007. The application of this Interpretation requires a two-step process that separates recognition from measurement. During the nine months ended September 30, 2008, we did not recognize any uncertain tax positions and we did not recognize any increase or decrease to reserves for uncertain tax positions.
     We have elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes. Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections.
Liquidity and Capital Resources
Overview
     During the development stages of our business, we incurred significant losses from operating activities. Since the three months ended June 30, 2005, however, our operations have generated sufficient cash flow to meet the cash requirements of our business, including our operating, capital and other cash requirements. Our ability to sustain a level of positive cash flow from operations that is sufficient to continue to meet all of our future operating, capital and other cash requirements is subject to the risks associated with our business, including those described under “Risk Factors” in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on March 17, 2008 and to changes in our business plan, capital structure and other events. While we expect that we will continue to grow our customers and sales, we may also be affected by macro-economic factors and the cautiousness or financial conditions of our customers.
     Until the three months ended June 30, 2005, we financed our operations primarily through the issuance of preferred stock and common stock. Since the three months ended June 30, 2005, we have primarily financed our operations through internally generated cash flows. In December 2006, we received $47.5 million in net proceeds from our initial public offering. As of September 30, 2008, we had cash and short term investments of $67.9 million and accounts receivable of $17.6 million.
     In January 2006, in connection with the settlement of an intellectual property dispute reached in December 2005, we paid $3.8 million to another company. We also agreed to make future payments of $0.5 million in each of January 2007, 2008, 2009 and 2010, which we collateralized by a $2.0 million letter of credit to that company the amount of which is reset on a annual basis. We have purchased and paid for $1.5 million of the company’s products during 2006, 2007 and during the nine months ended September 30, 2008 which reduced our obligation to them. Our letter of credit was reduced to $1.0 million in January 2008 and will be reduced to $0.5 million in January 2009. Our future obligations under the settlement will be reduced on a dollar-for-dollar basis to the extent that we purchase or resell the other company’s products.
     In May 2006, we paid $1.1 million to the former stockholders of Double-Take EMEA, which was our primary distributor in Europe, the Middle East and Africa as the initial payment for the acquisition of that company. Subsequent payments totaling $9.0 million have been made through September 30, 2008 with the final $0.3 million payment being made during the nine months ended September 30, 2008. A portion of the earn-out payments were held in escrow, to satisfy claims against the selling shareholders that we may have from time to time as a result of breaches of representations, warranties or covenants. The escrow was paid to the selling shareholder in the second quarter of 2008.

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
     At September 30, 2008, we had no borrowings under our existing $2.0 million credit facility with SVB. At September 30, 2008, there was a letter of credit relating to our settled legal proceeding (noted above) outstanding for $1.0 million.
Sources and Uses of Cash

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)
Cash flow data:
Net cash provided by operating activities	$16,301	$12,204
Net cash used in investing activities	(2,645)	(34,483)
Net cash provided by financing activities	189	6,007
Effect of exchange rate changes on cash and cash equivalents	(604)	(53)

Net increase in cash and equivalents	13,241	(16,325)
Cash and cash equivalents, beginning of period	25,748	55,170

Cash and equivalents, end of period	$38,989	$38,845

Cash Flows from Operating Activities
     Cash provided by operating activities increased by $4.1 million in the nine months ended September 30, 2008 compared to September 30, 2007 due to a decrease in accounts receivable during the nine months ended September 30, 2008 as compared to an increase in accounts receivable during the nine months ended September 30, 2007 substantially as a result of better collections in 2008. The change in accounts receivable was offset by greater decrease in accounts payable and accrued expenses during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Net income decreased by $6.3 million in the nine months ended September 30, 2008 compared to September 30, 2007. The decrease in net income was offset by add-backs to cash flow related to increased depreciation and amortization as a result of increased capital expenditures and amortization related to the technology related intangibles acquired in the acquisitions of Double-Take Canada on December 24, 2007 and emBoot on July 28, 2008, and increased stock option expense. Additionally, during the nine month ended September 30, 2007, we reduced the deferred tax asset allowance, but there was no similar reduction in the nine month ended September 30, 2008.
Cash Flows from Investing Activities
     Cash used in investing activities decreased by $31.8 million in the nine months ended September 30, 2008 compared to September 30, 2007 primarily due to net maturities of short term investments offset by purchases of short term investments and the acquisition of emBoot on July 28, 2008.
Cash Flows from Financing Activities
     Cash provided by financing activities decreased $5.8 million in the nine months ended September 30, 2008 compared to September 30, 2007 due to fewer stock option exercises and reduced excess tax benefits from stock based compensation in the nine months ended September 30, 2008 than in the nine months ended September 30, 2007.

Off-Balance Sheet Arrangements
     As of September 30, 2008, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     We do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
     Historically, our exposure to foreign currency exchange rates was limited as our international sales were denominated in the United States dollar. As a result of our acquisition of Double-Take EMEA in May 2006, Double-Take Canada in December 2007, and emBoot in July 2008, we now have international sales that are denominated in foreign currencies, and we face exposure to adverse movements in foreign currency exchange rates. Depending on the amount of our revenue generated from Double-Take EMEA and Double-Take Canada (including emBoot), adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Our primary exposures are to fluctuations in exchange rates for the United States dollar versus the Euro and Canadian dollar, as well as the Euro versus the British Pound. See “Foreign exchange (losses)” in Item 2 above. Changes in currency exchange rates could adversely affect our reported revenue and could require us to reduce our prices to remain competitive in foreign markets, which could also materially adversely affect our results of operations. We have not historically hedged exposure to changes in foreign currency exchange rates and, as a result, we could incur unanticipated gains or losses.
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
Item 1A. Risk Factors.
     An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our annual report on Form 10-K, which we filed with the SEC on March 17, 2008, and all of the other information set forth in this Form 10-Q and our Form 10-K before deciding to invest in our common stock. The following risk factor is provided to supplement and update the Risk Factors set forth in our Form 10-K.

A continued downturn in the global economy could adversely impact our continued growth, results of operations and our ability to forecast future business.
In 2008, there has been a downturn in the global economy, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. There has also been increased volatility in foreign exchange markets. Our sales and results of operations may be impacted by these macro-economic factors. These factors make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause customers to slow or defer spending on our products, which would delay and lengthen sales cycles, hurt our growth and negatively affect our results of operations. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide or in our industry.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
     None.
Use of Proceeds
     On December 14, 2006, our Registration Statement on Form S-1 (333-136499) covering our initial public offering was declared effective by the SEC. We used approximately $10.2 million of the proceeds from our initial public offering to make payment of a special dividend to the holders of the Series B Preferred Stock in December 2006. Of the remaining proceeds from the offering, we used $9.9 million for the acquisition of emBoot, $0.5 million for the purchase of property and equipment, and $17.6 million for general corporate purposes during the three months ended September 30, 2008. We intend to use the remaining $9.4 million of the proceeds from the offering for working capital and other general corporate purposes. Our management has significant flexibility in applying the net proceeds of the offering. Pending their use, we have invested the remaining proceeds of the offering in short-term, interest-bearing securities.
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

DOUBLE-TAKE SOFTWARE, INC.
November 5, 2008	By:	/s/ S. Craig Huke
S. Craig Huke
Chief Financial Officer (Principal Financial and Principal Accounting Officer)