Form 10-K
period 2008-12-31
Double-Take Software, Inc.
filed 2009-03-13
CIK 1370314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

(877) 335-5674
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☐      NO  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐      NO  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑      NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES  ☐  NO  ☑

As of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Common Stock held by nonaffiliates was approximately $301.9 million.

The number of shares of Registrant’s Common Stock outstanding as of February 27, 2009 was 22,022,250.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2009 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

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

We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this annual report include statements about:

•	competition and competitive factors in the markets in which we operate;

•	demand for replication software;

•	our ability to transition to a broader focus on software for dynamic infrastructure;

•	the advantages of our technology as compared to others;

•	changes in customer preferences and our ability to adapt our product and services offerings;

•	our ability to obtain and maintain distribution partners and the terms of these arrangements;

•	our plans for future product development;

•	the integration of TimeSpring Software Corporation (“TimeSpring”), known as Double-Take Software Canada, Inc. (“Double-Take Canada”) and the TimeData products into our business;

•	the integration emBoot, Inc. (“emBoot”) and its products into our business;

•	our ability to develop and maintain positive relationships with our customers;

•	our ability to maintain and establish intellectual property rights;

•	our ability to retain and hire necessary employees and appropriately staff our development, marketing, sales and distribution efforts;

•	our cash needs and expectations regarding cash flow from operations;

•	our ability to manage and grow our business and execution of our business strategy;

•	our expectations for future revenue;

•	our the impact of macro-economic trends on our business; and

•	our financial performance.

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

Overview

Double-Take Software develops, sells and supports affordable software that allows IT organizations of all sizes to dynamically move, manage, protect and recover workloads across any distance and any combination of physical and virtual server environments. As enterprise IT systems evolve the ability to move information freely, intelligently and securely becomes critical.  Our hardware- and application-independent software enables a dynamic infrastructure by efficiently protecting, moving and recovering data created by any application on almost any type or brand of disk storage on any brand of server running on Microsoft Windows operating systems as well many versions of the Linux operating system. In particular, we believe that through our flagship “Double-Take” software that we are the leading supplier of replication software for Microsoft server environments and that our business is distinguished by our focus on software license and recurring maintenance sales, our productive distribution network and our efficient services infrastructure.

Our success has been driven in large part by our flagship “Double-Take” software technology, which was first released in 1995 and has been enhanced by years of customer feedback. Residing on the server operating system, our Double-Take technology continuously monitors and captures system activity and replicates only the changes written by the OS or applications. Our Double-Take technology continuously replicates software and data changes made on a primary operating server to a duplicate server at a different location. Because the duplicate server can commence operating in place of the primary server at almost any time, our software facilitates rapid failover and application recovery in the event of a disaster or other service interruption.

The disaster recovery market has been our primary historical focus, but as a result of recent acquisitions and internal development, we are expanding into adjacent markets for system migrations, back-up and network booting, which is part of our business model of offering products that optimize workloads for dynamic infrastructure. With our acquisition of TimeSpring Software Corporation in December 2007, now known as Double-Take Canada, and its TimeData products, we can also recover data from almost any point in time from a repository located on- or off-site.  In July 2008, we acquired emBoot which is now a part of Double-Take Canada, and which specializes in network booting technology.  The technology acquired with emBoot allows organizations to easily assign and re-assign computing workloads to any available physical or virtual machine in their environment. IT organizations can now move those workloads around in a matter of minutes, whether it is because a disaster has occurred, a data center is moving, the company has decided to virtualize its infrastructure or an application needs more capacity.

We sell our software through multiple channels, including a global distribution network that is supported by an experienced direct sales force. Our distribution partners include leading server manufacturers, such as Dell Computer Corporation and Hewlett-Packard Company, leading distributors, such as Bell Microproducts Inc. and Tech Data Corporation, and over 700 value-added resellers that we believe are generally well-connected with small- and medium-sized enterprises. Our direct sales force augments the revenue generated by our distribution partners and actively supports them in their third-party sales efforts.

Our broad distribution network, coupled with affordable price points, feature-rich proven software, modest implementation costs and dependable support, makes our software accessible and scalable from small enterprises of 20 people to Fortune 500 companies. As of December 31, 2008, our customer base of more than 19,000 organizations includes a large number of law firms, financial institutions, hospitals, school districts and government entities. We believe that we have a highly satisfied customer base. Many of our customers provide references that help us to generate new sales opportunities and to shorten sales cycles. Our sales personnel often enlist the assistance of satisfied customers to recommend our software to potential customers in similar industries or that have similar applications or server configurations. The breadth and diversity of our customers frequently allows us to refer to a similar configuration when making a new sale. The satisfaction of our customer base also contributes to reduced support costs.

We believe that the markets we are pursuing are large. We expect that growth in our market will be driven by a number of factors, including the following:

•	an increased focus on protecting a growing number of business-critical applications, such as email applications, particularly in service-oriented industries;

•	a heightened awareness of the potential for natural and man-made disasters;

•	increased reliance on virtualized servers, which result in the concentration of multiple critical systems and a “single point of failure” for these systems;

•	a need to move information rapidly within an IT infrastructure for efficiency, virtualization, data center changes, hardware and software upgrades;

•	the rapid growth in digital data, driven by increased usage of automated systems; and

•	government and industry regulations, such as the Health Insurance Portability and Accountability Act of 1996 and the Sarbanes-Oxley Act of 2002, which require data protection and recovery.

For our fiscal year ended December 31, 2008, we had revenue of $96.3 million, an increase of 16% from fiscal 2007 revenue of $82.8 million. The matters discussed in this “Business” section should be read in conjunction with the Consolidated Financial Statements found under Item 8 of Part II of this annual report, which include additional financial information about our total assets, revenue and measures of profits and loss and financial information about geographic areas.

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

Our Strategy

    Our goal is to provide affordable software that will enable our customers to dynamically move, protect and recover workloads across any distance and any combination of physical and virtual server environments, while building on our historical goal of reducing our customers’ downtime for business-critical systems to as close to zero as possible and offering effective protection and recovery for less critical systems. In striving for this goal, we seek to be the leading provider of software for software to support a dynamic infrastructure. We are pursuing the following key initiatives:

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

•
Cross-sell Existing and New Software to our Customer Base.  We plan to sell software for additional applications to our current customers and believe that many of our existing customers will acquire more licenses to the software that they are already using. We also believe that a large majority of our customers will renew maintenance in the future because of their satisfaction with our software and customer support. We plan to offer new software that complements our existing software and applications and achieves additional customer objectives. We expect that our new offerings will be developed internally, or we may in some instances hire third-party developers to develop software on our behalf or acquire new offerings through strategic transactions. For example, in December 2007 we acquired Montreal-based TimeSpring Software, and in July of 2008 we acquired Toronto based emBoot now both known as Double-Take Software Canada.

•
Enter New Markets.   We plan to enter into new markets and grow our presence in markets where we currently have a small presence. We expect to do this through expansion of our channel by creating or expanding relationships with partners that serve different markets. We also plan to continue to grow our presence in the larger enterprise market by leveraging our supportive customer base. We believe that small- and medium-sized enterprises frequently lead in the adoption of cost effective technology solutions out of necessity and that large institutions follow by replacing more expensive solutions with cost effective solutions. We have seen organizations in the larger enterprise market adopt our software, and we expect this trend to continue.  We have developed and acquired new products which we believe will allow us to enter new markets.  For example, the combination of our Livewire product (released in late 2008), and our Timedata product allow us to compete more effectively in the backup market.

•
Expand Globally.   We believe that the market potential outside the United States is at least as large as the market within and offers us significant growth potential. We plan to extend our global reach though the expansion of our direct and channel sales efforts and through strategic acquisitions. For example, in May 2006 we acquired our main European distributor, now known as Double-Take Software S.A.S., or Double-Take EMEA, with offices in France, the United Kingdom and Belgium. We also work closely with Hewlett-Packard, which has a strong international presence and is our largest OEM, and we plan to continue our increased focus and sales support on international sales. In August 2006, we established a full time presence in Asia and we opened an office in Dubai in the fourth quarter of 2008.

•
Continue to Innovate.   We plan to continue to focus on enhancing our existing software and to develop new, innovative software, in line with our shift from our historical offerings of products focused on the disaster recovery market to our current offerings of products that optimize workloads for dynamic infrastructure. For example, in 2007 we introduced new software products and features that protect the full system state of a server, including operating system and application configuration, and in 2008 we introduced  new software products to provision virtual machines. We believe that software innovations will also help us to expand our addressable market, and we have software in the development pipeline that we expect will help us to scale up to serve larger entities and to scale down to serve even smaller enterprises.

Our Software and Services

 In 2008, all of our total software revenue came from sales of our software applications, compared to 98% of our total software revenue in 2007 and 96% of our total software revenue in 2006. Similarly, we derive substantially all of our maintenance and professional services revenue from associated maintenance and customer support of our applications.  In addition to our flagship Double-Take software, we offer software products based on technologies that we acquired from TimeSpring and from emBoot.  In 2009, we plan to continue to integrate our software offerings under the Double-Take brand, as we focus on a broader approach to address dynamic infrastructures by expanding beyond disaster recovery into adjacent markets for system migrations, provisioning between and among virtual and nonvirtual servers, back-up and network booting,

Double-Take Software.   Our flagship Double-Take software provides continuous protection of data to reduce or eliminate data loss, as well as the ability to recover rapidly the application and server needed to utilize that data through automatic or manually initiated failover. This combination of data protection with high availability failover provides significantly higher levels of availability than solutions that address only data protection or that provide local failover clustering but that do not provide data redundancy or protection across multiple locations.

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

Double-Take Features and Benefits

Feature	Description	Customer Benefit

Continuous, Real-time Data Replication	File system changes are captured as they are made on the source server(s) and transmitted immediately according to system policies.	Potential for data loss is reduced and sometimes eliminated.
Delta File Replication	Only file changes or “deltas” are captured and transmitted across the network.	The amount of network bandwidth required to keep a secondary copy of data synchronized is minimized, and data can be replicated to a remote target server across any IP connection.
Replicates Open Files	Even open files can be mirrored and changes replicated almost immediately.	Applications can be protected while they are in use providing increased availability and reducing potential for data loss.
Many to One Replication	Data from many source servers may be replicated to a single target server.	Shares the cost of a target server among many source machines, and allows centralized data protection.
Automatic Failover	Can stand in for multiple servers simultaneously; the target server assumes the IP addresses and names of failed servers and restarts applications.	Users can automatically access data on the target server, reducing down-time associated with a source (production) server failure.
Hardware Independent Failover and Recovery	Failover and recovery of entire systems can be done between dissimilar hardware.	Enables flexible failover and recovery, without the need for similar hardware.

Virtual Server Provisioning	Can automatically provision virtual machines on popular virtualization platforms, for the purpose of failover, recovery and migration.
Allows users to easily leverage virtualization for high availability and disaster recovery purposes.  Also allows users to migrate from physical to virtual platforms in real-time, with minimal downtime.

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

TimeData Software.   In December 2007, we completed the acquisition of TimeSpring Software Corporation, now Double-Take Canada, which was a Montreal-based software company with software that provided the ability to recover copies of protected data from any point-in-time. This software named “TimeData”, allows customers to recover from operational problems such as files or e-mails that were erroneously deleted, file corruption due to viruses or other malfunctions, or malicious attacks on data files. This software allows customers to protect and recover data in an application-specific manner for Microsoft Exchange and SQL. In the second quarter of 2008 we began to market this software under the Double-Take company name to our new and existing customers.

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

emBoot Inc.   In July 2008, through Double-Take Canada, we completed the acquisition of emBoot Inc., a Mississauga, Ontario -based software company. The technology acquired provides the ability to boot servers, workstations and virtual machines from iSCSI storage using standard Ethernet technologies.  netBoot/i enables organizations to utilize their iSCSI based storage area networks, or SANs, to rapidly and cost effectively launch virtual and physical servers and desktops for workload management tasks including provisioning, migration and recovery.

netBoot/i  Features and Benefits

Feature	Description	Customer Benefit

Hardware Independent	The same iSCSI OS boot image can be booted from any x86/64 systems, physical or virtual servers, and virtually any storage hardware.	There are fewer images to maintain, and it allows for the flexible use of infrastructure.

Enterprise Management Console	One console allows you to centrally and easily manage network boot configurations for machines throughout an enterprise. You can also easily browse the network and add new boot from SAN clients.	Managing operating system boot images is simpler and users have centralized administration and control of workloads and hardware infrastructure.

Rapid Provisioning	Client and iSCSI Target configurations can be cloned for rapid setup of similar client configurations.	Allows users to quickly re-purpose existing infrastructure and optimize workloads.

Shared Boot Images	Single boot images can be shared among multiple clients, in read-only or read/write states.	Ensures standard environment, avoid storing duplicate boot image data.

Software Editions.   Our suite of software has the features and benefits that are described above and is offered in versions that are aligned to operating system capabilities. Additional versions include those that have been specifically crafted to run within virtual systems and to perform replication only, as well as versions designed to run within Microsoft Cluster Services called GeoCluster. Some versions are also available from OEM partners under different brand names.

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

Product support is offered on an annual basis and can be either purchased in advance or at annual renewal points based on the date of initial software purchase. We have support centers in Bracknell, United Kingdom, Worcester, United Kingdom, Montreal, Canada and Indianapolis, Indiana. In addition to our support organization, primary product support for channel and OEM customers is sometimes provided directly by our partners, and we provide escalated engineering support for those partners when needed.

Deployment Services.   We have a professional services organization to help our customers with deployments. These offerings give our customers access to our best-practices and knowledge of the surrounding infrastructure to ensure a clean implementation. However, we do not consider our professional services to be strategic to our overall direction, and we try to design and build our software with the idea that it should be simple to install and operate without the need for extensive training or associated services. For those clients that meet the scale and complexity requirements, our professional services offerings consist of assessment and design services and implementation and deployment services.

Training.   We provide a series of training courses. Training is provided both on-site and off-site to fit the wide variety of needs of our customers and partners. The training courses include both instructor-led as well as computer-based class formats.

Our Customers

As of December 31, 2008, we had more than 19,000 customers in a variety of industries. Our customers use our software for a variety of purposes in terms of the applications they protect and the configuration of their servers. Our customers deploy our software in installations ranging from two servers to several hundred servers. Our customers include Bank of Montreal, the Boston Celtics, Brattleboro Memorial Hospital, Chickasaw Nation, Hershey Entertainment & Resorts Company, infoUSA Inc., Littelfuse, Inc.,  McGuireWoods LLP, Morgan Stanley, National Center for Missing Children, Osler Hoskins & Harcourt, LLP., The E.W. Scripps Company, The Pentagon, The United States Securities and Exchange Commission, United States Department of Defense and the United States Department of State. Our customers include over half of the Fortune 500 companies, over half of the 25 largest U.S. law firms in the 2007 The American Lawyer AmLaw 100, over 1,000 financial institutions, over 1,100 hospitals and healthcare service providers and over 1,000 school districts and educational institutions.

Our Technology

Our flagship Double-Take software is based on flexible and efficient file system replication technology and advanced server and application failover technology. Most client/server applications have not been designed to provide for data redundancy or application failover to a different server or a different geographic location. Consequently, we had to develop solutions outside of standard application frameworks, utilizing different approaches to ensure that business-critical applications can be moved and restarted in different locations in a way that is as fast and transparent to users as possible. Many years of experience across a large installed base have given us a mature base of data protection and availability technologies that we believe represent a significant competitive advantage.

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

The source component packages these transactions and transmits them to one or more target machines. The source component queues transactions when the target server or network is either slow or unavailable and uses patented compression techniques to minimize the system overhead required for this queueing. The source component also controls transmission and initial mirroring, as well as verification, replication set maintenance and connection management.

File system transactions are transmitted to the target machine using standard networking mechanisms to provide high-throughput. The target component then receives replication transactions from the source component and applies these transactions to the target file system. The target component is multi-threaded to handle efficiently simultaneous transactions from multiple source servers to multiple target files. The target component also monitors the source server’s health and performs server failover (via name, network address and share/mount point aliasing) when the source is unavailable.

Our full server failover technology applies the system state from a protected system to the backup system during the failover process, allowing the backup system to take over the full identity of the protected system.  This includes operating system and application configuration, which is maintained on the backup system in real-time as changes are made on the protected system.  This failover process takes into account hardware differences between the protected and backup systems, and allows failover to occur even if the systems have different processors, network interface cards, memory, or other hardware.

Management of our software is supported through various client interfaces, including graphical interfaces, a COM_based application programming interface (API), and a command-line interface. All client platforms are based on the same set of common application interface commands, and these functions are available to third-party developers.  Our GeoCluster software combines our core replication technology with the application failover capabilities of Microsoft Cluster Services (MSCS). GeoCluster eliminates the need for clustered nodes to share access to the same physical disk, providing data redundancy and allowing cluster nodes to be placed at different locations, providing geographic redundancy for the cluster nodes as well as the data. With GeoCluster, mission critical data is stored on each cluster node’s local drives and then replicated to the other nodes in the cluster using our patented real-time replication. GeoCluster can also provide quorum capability, acting as an arbitrator for the cluster in the event that the cluster nodes are running but cannot communicate.

Our TimeData technology, which is based on a different platform than our Double-Take software, captures file system changes on a production server and transmits those changes to a repository server where they are stored in a database in time sequence. The source file system driver intercepts file system changes and stores them in a local file to be transmitted to the repository server. Like the Double-Take file system filter, this driver has been optimized to have a minimal impact on production server performance.

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

Our netBoot/i technology leverages the iSCSI storage standard and standard Ethernet network interface cards that support PXE (Preboot Execution Environment) to allow physical and virtual servers and workstations to boot directly from iSCSI storage systems.  In addition, netBoot/i allows the assignment of boot images to physical and virtual systems to be centrally controlled and changed in order to simplify provisioning, migration and system re-purposing.  To allow the greatest flexibility, netBoot/i makes the boot images for most current operating systems hardware independent, allowing a workload to be moved from one brand of server hardware to another or between physical and virtual systems and back.  For customers that do not have existing iSCSI storage, we also offer Sanfly iSCSI target software that turns any windows server into an iSCSI SAN.

    Our Livewire software is a streamlined, full server data protection solution built on Double-Take technology.   It continuously replicates changes to data, applications, and the source server’s operating system, protecting the entire server.  At the time of recovery, Livewire allows the end user to configure and perform full-server recovery quickly to physically dissimilar hardware or virtual servers, with added validation steps.  Validation compares the image of the source server to the actual recovery server then alerts the end user of potential problems. Livewire can also be used to migrate a server to different hardware, allowing the end user to use licenses for disaster recovery.  When recovering to a virtual platform, Livewire automatically provisions virtual machines to match the original source machine.

Marketing and Sales

We market and sell our software primarily to or through distributors, value-added resellers and OEMs, supported by an inside and field-based direct sales force located in the United States and Europe. Our selling model is based on building a strong distribution network through which customers can purchase the software. To date, we believe that this selling model has created an advantage for us. We currently have more than 700 selling partners within our distribution and value-added reseller program, and we are adding more to this group to meet regional and technology related needs. To support our partners in our sales channels, our sales group has been organized in an overlay format so that our sales teams are working with our partners within any geography to pursue sales jointly.

In addition, our marketing partners complement our sales campaigns through seminars, trade shows and joint advertising. We leverage our customers and partners to provide references and recommendations that we use in our various promotional and sales activities. These partners include Dell Computer Corporation, , Microsoft Corporation, Hewlett-Packard Company and VMware, Inc.

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

In 2008, we received approximately 17% of our total sales from sales of software and services to Dell Computer Corporation, which is the largest reseller of our software and services and approximately 11% of our total sales from sales of software and services through Sunbelt Software Distribution, Inc., which is a reseller of our software and services. No other resellers or distributors and no customer accounted for 10% or more of our total sales in 2008.

Our software revenue generally experiences some seasonality.  Many organizations make the bulk of their information technology purchases, including software in the third and fourth quarters of the year.  We believe this generally has resulted in higher revenue generated by software sales during these quarters.  During 2007, software revenue increased each consecutive quarter.  In 2008, software revenue increased from the first quarter to the second quarter. Software revenue decreased from the second quarter to the third quarter, which we believe was due to the timing of the current global economic downturn, and then increased from the third quarter to the fourth quarter.  Due to the effects of the economic downturn, our quarterly revenue predictability has decreased significantly.  As a result, future quarterly revenue may trend differently than it has historically.  Currently we have no way to predict the quarterly revenue trending, but believe that in line with our historical seasonality, the first quarter of 2009 should be the weakest quarter of the year.

Competition

The markets in which we compete are competitive and rapidly changing. Our primary competitors for our flagship product include EMC (Legato), Neverfail, Symantec (Veritas) and CA, Inc. (XOsoft). All of our competitors offer a variety of data protection and recovery solutions, some of which may offer features that we do not offer or have more attractive pricing.  Some of the competitors for our Double-Take product are also focused on, or beginning to focus on, the broader dynamic infrastructure market.  Our primary competitors for our TimeData product include Symantec (Revivio CPS), Mendocino Software RecoveryONE,, EMC (KASHYA KBX5000 Data Protection Platform) and Microsoft Data Protection Manager.  Our primary competitors for our netBoot/i product include Citrix (Citrix Provisioning Server) and Hewlett Packard (Neoware Image Manager).

The principal competitive factors in our industry include:

•	technology;

•	price;

•	product functionality and effectiveness;

•	product reliability;

•	product integration;

•	sales support;

•	scope and quality of customer support;

•	relationships with OEMs; and

•	reputation.

Our Double-Take software products also compete with alternative approaches for data protection and recovery. Alternative approaches include the following technologies:

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

In addition, our Double-Take software competes with companies that also use host-based asynchronous replication, which relies on software running on the host operating system to intercept small changes being made to files as those changes are made. In addition to our products, examples of products that use host-based asynchronous replication include Symantec Replication Exec, Legato Replistor, Neverfail and XOsoft WANSync.

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

Research and Development

We have made a significant investment in developing and improving our software. Our research and development expenditures were $10.7 million, or approximately 18% of our total revenue, for 2006, $11.9 million, or approximately 14% of our total revenue, for 2007 and $16.5 million, or approximately 17% of our total revenue, for 2008. Our development team has specific core competencies in Windows development including drivers, file systems, storage, clustering, networking and applications such as Exchange, SQL Server, Oracle Database and SharePoint server. Our engineering organization, located in Indianapolis, Montreal, and Toronto is responsible for product development, quality assurance, product management and documentation.

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

Furthermore, we have registered the Double-Take®, GeoCluster®, Double-Take SahdowCaster®, TimeData®, and netBoot/i® product trademarks in the United States and have applied for registration for a variety of other trademarks including Double-Take for Virtual Systems tm, TimeStor tm, Zero Data Loss tm, winBoot/i tm, Double-Take Cargo TM, and sanFly tm.. A third party may contest the registration of our trademark applications or may bring a claim for infringement of any of our registered or non-registered trademarks.

Employees

As of February 27, 2009, we had 392 employees in offices across the United States, Europe, Canada and Asia. None of our employees are represented by labor unions, and we consider our current employee relations to be good.

Executive Officers of Double-Take Software

The following table sets forth information with respect to our executive officers:

Name	Age	Position

Dean Goodermote	55	President, Chief Executive Officer and Chairman of the Board of Directors
Robert L. Beeler	43	Vice President of Engineering
David J. Demlow	41	Chief Technology Officer
S. Craig Huke	47	Chief Financial Officer
Daniel M. Jones	41	Vice President of Sales and Marketing
Michael Lesh	64	Vice President of Professional Services and Support
Jo Murciano	57	Vice President of International

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

    In 2008, there has been a downturn in the global economy, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. There has also been increased volatility in foreign exchange markets. We believe that our sales and results of operations were impacted by these economic factors. These factors make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause customers to slow or defer spending on our products, which would delay and lengthen sales cycles, hurt our growth and negatively affect our results of operations. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide or in our industry.

Intense competition in our industry may hinder our ability to generate revenue and may adversely affect our margins.

The market for our software is intensely competitive. Our primary competitors for our flagship product include EMC Corporation (Legato), Neverfail Group, Ltd., Symantec Corporation (Veritas) and CA, Inc. (XOsoft Inc.). We also have competitors for our other products.  Some of the companies we have identified and many of our other current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources than we do, as well as larger installed customer bases and greater name recognition. Our competitors may be able to devote greater resources to the development, marketing, distribution, sale and support of their products than we can and some may have the ability to bundle their data replication offerings with their other products. The extensive relationships that these competitors have with existing customers may make it increasingly difficult for us to increase our market share. The resources of these competitors also may enable them to respond more rapidly to new or emerging technologies and changes in customer requirements and to reduce prices to win new customers.

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

We rely on distributors, value-added resellers and original equipment manufacturers, or OEMs, together with our inside and field-based direct sales force, to sell our products. These distributors, resellers and OEMs sell our software applications and, in some cases, incorporate our software into systems that they sell. We expect that these arrangements will continue to generate a large majority of our total revenue. Sales to or through our distributors, resellers and OEMs accounted for approximately 90% of our sales for the year ended December 31, 2008 and 91% for the year ended December 31, 2007. Sales to or through our top five distributors, resellers and OEMs accounted for approximately 50% of our sales for 2008 and 45% of our sales for 2007.

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

Our current products are primarily designed for the Microsoft and VMware server environments, which expose us to risks if Microsoft or VMware products are not compatible with our software or if Microsoft, VMware or other open source vendors choose to compete more substantially with us in the future.

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

Our transition to a broader suite of product focusing on optimizing workloads for dynamic infrastructure may not be successful, which could hamper our growth prospects and over time could lead to a decline in revenues.

We have historically focused on the disaster recovery market, but as a result of recent acquisitions and internal development, we are expanding into adjacent markets for system migrations, back-up and network booting, which is part of our business model of offering products that optimize workloads for dynamic infrastructure.  We believe that over time the focus on enabling dynamic infrastructure will be necessary to maintain and grow our revenue and business, particularly as customers more often look for disaster recovery solutions that are part of a broader approach to dynamic infrastructure.  If we are not able to successfully manage the transition to software and marketing that addresses this focus, we may not be able to grow our revenues and business and over time our revenues may decline.

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

We may fail to realize the anticipated benefits of our acquisitions of Double-Take EMEA, TimeSpring Software Corporation and emBoot, Inc.

Our future success will depend in significant part on our ability to realize the operating efficiencies, new revenue opportunities and cost savings we expect to result from the integration of Double-Take Canada, which includes both TimeSpring and emBoot, and Double-Take EMEA. Our operating results and financial condition may be adversely affected if we are unable to integrate successfully the operations of Double-Take Canada and to a lesser extent finalize the integration of Double-Take EMEA.  We could incur unforeseen costs and expenses or experience unexpected operating difficulties that offset anticipated cost savings. In particular, the integration may involve, among other items, integration of sales, marketing, billing, accounting, management, personnel, payroll, network infrastructure and other systems and operating hardware and software, some of which may be incompatible with our existing systems and therefore may need to be replaced. The integration may place significant strain on our management, financial and other resources.

We may not receive significant revenue from our research and development efforts for several years, if at all.

We have made a significant investment in developing and improving our software. Our research and development expenditures were $10.7 million, or approximately 18% of our total revenue, for 2006, $11.9 million, or approximately 14% of our total revenue, for 2007 and $16.5 million, or approximately 17% of our total revenue, for 2008. We believe that we must continue to dedicate a significant amount of our resources to our research and development efforts to maintain our competitive position, and we plan to do so. However, we may not receive significant revenue from these investments for several years following each investment, if ever.

We may engage in future acquisitions or investments that present many risks, and we may not realize the anticipated financial and strategic goals for any of these transactions.

We do not have significant experience acquiring companies. Since our inception, we have acquired three entities: Double-Take EMEA, Double-Take Canada, and emBoot, Inc (now part of Double-Take Canada). We may acquire or make investments in additional companies. Acquisitions and investments involve a number of difficulties that present risks to our business, including the following:

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

The consideration paid for an investment or acquisition may also affect our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. To the extent we issue shares of our capital stock or other rights to purchase shares of our capital stock as consideration for the acquisitions, including options or other rights, our existing stockholders may be diluted, and our earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, write-offs and restructuring charges. They may also result in goodwill and other intangible assets that are subject to an impairment test, which could result in future impairment charges.

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

We will not be able to grow our sales if we do not retain or attract and train qualified sales personnel.

A portion of our revenue is generated by our direct sales force, and our future success will depend in part upon its continued productivity and expansion, as necessary. To the extent we experience attrition in our direct sales force, we will need to hire replacements. We face intense competition for sales personnel in the software industry, and we may not be successful in retaining, hiring or training our sales personnel in accordance with our plans. If we fail to retain the experienced members of our sales force, or maintain and expand our sales force as needed, our future sales and profitability could be adversely affected.

Changes in the regulatory environment and general economic condition and other factors in countries in which we have international sales and operations could adversely affect our operations.

We derived approximately 32% of our revenue from sales outside the United States in 2006, approximately 38% of our revenue from sales outside the United States in 2007 and 36% of our revenue from sales outside the United Stated in 2008. We anticipate that our acquisition of Double-Take EMEA in May 2006 will continue to maintain and possibly increase the percentage of our revenue generated from sales outside the United States in future periods. Our international operations are subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many countries, including:

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

Historically, our international sales were generally denominated in the United States dollar. As a result of our acquisitions of Double-Take EMEA and Double-Take Canada (including emBoot), we now have international sales that are denominated in foreign currencies, and this revenue could be materially affected by currency exchange rate fluctuations. Our primary exposures are to fluctuations in exchange rates for the United States dollar versus the Euro and Canadian dollar, as well as the Euro versus the British Pound. Changes in currency exchange rates could adversely affect our reported revenue and could require us to reduce our prices to remain competitive in foreign markets, which could also materially adversely affect our results of operations. We have not historically hedged exposure to changes in foreign currency exchange rates and, as a result, we could incur unanticipated gains or losses.

Protection of our intellectual property is limited, and any misuse of our intellectual property by others could materially adversely affect our sales and results of operations.

Proprietary technology in our software is important to our success. To protect our proprietary rights, we rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions. While we own nine issued patents, seven of which were acquired through our purchase of TimeSpring, we have not emphasized patents as a source of significant competitive advantage and have also sought to protect our proprietary technology under laws affording protection for trade secrets, copyright and trademark protection of our software, products and developments where available and appropriate. In addition, our issued patents may not provide us with any competitive advantages or may be challenged by third parties, and the patents of others may seriously impede our ability to conduct our business. Further, any patents issued to us may not be timely or broad enough to protect our proprietary rights.

We also have eight registered trademarks in the U.S., including the Double-Take mark. Although we attempt to monitor use of and take steps to prevent third parties from using our trademarks without permission, policing the unauthorized use of our trademarks is difficult. If we fail to take steps to enforce our trademark rights, our competitive position and brand recognition may be diminished.

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

In December 2005, we agreed to terms for settlement of a legal proceeding with a provider of information storage systems that involved claims regarding some of the intellectual property components of our software.  Pursuant to a settlement agreement, in January 2006 we paid $3.8 million to the other company. We also agreed to make future payments of $0.5 million in each of January 2007, 2007, 2009 and 2010, which we collateralized by a $2.0 million letter of credit to that company. The letter of credit will be drawn down automatically in increments of $0.5 million at the time of each payment requirement. Our future obligations under the settlement will be reduced on a dollar-for-dollar basis to the extent that we purchase or resell the other company’s products. As of December 31, 2008, we have purchased $1.8 million of computer equipment that has reduced this obligation.  In January 2009, both parties agreed to have the letter of credit reduced to the remaining amount outstanding of $0.2 million.

Any intellectual property litigation commenced against us could force us to take actions that could be harmful to our business, including the following:

.
	•	stop selling our products or using the technology that contains the allegedly infringing intellectual property;

•	attempt to obtain a license to use the relevant intellectual property, which may not be available on reasonable terms or at all; and

•	attempt to redesign the products that allegedly infringed upon the intellectual property.

In addition, plaintiffs in intellectual property cases often seek injunctive relief.  If we are forced to take any of the foregoing actions, our business, financial position and operating results could be harmed. We may not be able to develop, license or acquire non-infringing technology under reasonable terms, if at all. These developments would result in an inability to compete for customers and would adversely affect our ability to increase our revenue. The measure of damages in intellectual property litigation can be complex, and is often subjective or uncertain. If we were to be found liable for the infringement of a third party’s proprietary rights, the amount of damages we might have to pay could be substantial and would be difficult to predict.

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

We have only generated net profits two years since our inception and we may be unable to sustain profitability in the future.

We generated net losses of $15.3 million for 2004, $11.8 million for 2005 and $0.6 million for 2006. In 2007 and 2008, we generated net profits of $20.1 million and $17.6 million, respectively. We may be unable to sustain profitability in future periods. We intend to continue to expend significant funds in developing our software offerings and for general corporate purposes, including marketing, services and sales operations, hiring additional personnel as needed, upgrading our infrastructure as needed, and regulatory compliance obligations in connection with being a public reporting company. If we experience a downturn in our business, we may incur or continue to incur losses and negative cash flows from operations, which could materially adversely affect our results of operations and capitalization.

Risks Related to Our Common Stock

We may experience a decline in revenue or volatility in our operating results, which may adversely affect the market price of our common stock.

We cannot predict our future revenue with certainty because of many factors outside of our control, including the economic downturn that occurred in 2008. A significant revenue or profit decline, lowered forecasts or volatility in our operating results could cause the market price of our common stock to decline substantially. Factors that could affect our revenue and operating results include the following:

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

As of February 27, 2009, the number of shares of our common stock outstanding was 22,022,250 shares. In February 2008 a shelf registration statement (file No. 333-148840) for the sale of all of the shares of our common stock held by funds affiliated with ABS Capital Partners was declared effective. The sale of the shares registered on the shelf registration statement could result in a substantial amount of previously unregistered shares of our common stock being sold, which could cause the trading price of our common stock to decline. The market price of our common stock could also decline as a result of sales of shares of our common stock in the market that were previously not registered other than in connection with that registration statement or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

Some of our stockholders may exert significant influence over us.

One general partner of ABS Capital Partners currently serves on our board of directors. Funds affiliated with ABS Capital Partners currently own in the aggregate shares representing approximately 14.5% of our outstanding common stock, but may reduce, or liquidate entirely, their holdings as a result of our shelf registration statement that was declared effective in February 2008. If these funds sell only a portion or none of their shares, they will be able to continue to exert significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of these stockholders may not coincide with the interests of the other holders of our common stock with respect to our operations or strategy.

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

Our stockholder rights agreement provisions in our organizational documents and in the Delaware General Corporation Law may prevent takeover attempts that could be beneficial to our stockholders.

We have a stockholder rights agreement, which we adopted in November 2008 that may have the effect of discouraging unsolicited takeover proposals.  The rights issued under the shareholder rights plan would cause substantial dilution to a person or group that attempts to acquire more than 15% of our common stock (20% in the case of ABS Capital Partners) on terms not approved in advance by our board of directors.  In addition, provisions in our charter and bylaws and in the Delaware General Corporation Law may make it difficult and expensive for a third party to pursue a takeover attempt we oppose even if a change in control of our company would be beneficial to the interests of our stockholders. Our board of directors has the authority to issue up to 20,000,000 shares of preferred stock in one or more series and to fix the powers, preferences and rights of each series without stockholder approval. The ability to issue preferred stock could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of our company, or otherwise could adversely affect the market price of our common stock. Further, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. However, because funds affiliated with ABS Capital Partners acquired their shares prior to our initial public offering, Section 203 is currently inapplicable to any business combination or transaction with it or its affiliates.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We maintain our most significant leased office space in Indianapolis, Indiana.   Our Indianapolis facility includes our main development operation, principal call center, sales support, and other corporate functions.  In addition to our space in Indianapolis, we also maintain other offices, all of which are much smaller and we believe more easily replaceable, and none of which have significant customized features. We also maintain leased office space in Montreal and Toronto, Canada as part of our development organization.  Our Southborough, Massachusetts and Hoboken, New Jersey offices generally provide corporate support for the organization. Our office located in Paris, France is our main sales and services office for our Europe, Africa and Middle East region.  Our offices in Bracknell, United Kingdom, Worcester, United Kingdom, Frankfurt, Germany, Brussels, Belgium, Singapore, Shanghai, China, Hong Kong, China and Dubai, United Arab Emirates generally serve our sales and services organization.

We have 45,429 square feet of office space in Indianapolis pursuant to a lease that expires in 2010.  We believe that all of our current facilities are suitable and adequate to meet our near term  needs and could be replaced if necessary.  As our Indianapolis office lease expires in 2010, we are currently in the process of reviewing our office space options.  We expect that we will relatively easily be able to meet our space needs as we believe there is adequate office space in the Indianapolis area.

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

The following table sets forth, for the periods indicated, the high and low sale price for our common stock as reported on the NASDAQ Global Market.

	High	Low
Year ended December 31, 2008
1st Quarter (January 1 through March 31)	$21.80	$10.15
2nd Quarter (April 1 through June 30)	$14.91	$10.28
3rd Quarter (July 1 through September 30)	$13.79	$9.75
4th Quarter (October 1 through December 31)	$9.59	$6.22

Year ended December 31, 2007
1st Quarter (January 1 through March 31)	$16.22	$10.74
2nd Quarter (April 1 through June 30)	$17.61	$13.53
3rd Quarter (July 1 through September 30)	$19.11	$15.07
4th Quarter (October 1 through December 31)	$25.26	$17.96

On February 27, 2009, the last sale price reported on the NASDAQ Global Market for our common stock was $6.92.

Stockholders

As of February 27, 2009, there were 154 holders of record of our common stock.

Dividends

We did not pay cash dividends on our common stock in 2008 or 2007 and we do not anticipate that we will pay cash dividends on our common stock in the foreseeable future. Future declaration and payment of dividends, if any, on our common stock will be determined by our board of directors in light of factors the board of directors deems relevant, including our earnings, operations, capital requirements and financial condition and restrictions in our financing agreements. In addition, the terms of our loan and security agreement with Silicon Valley Bank restrict our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is included in Item 12 of this annual report.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 15, 2006 (the date our common stock initially began trading on the NASDAQ Global Market) and December 31, 2008, with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Technology Index, over the same period. This graph assumes the investment of $100,000 on December 15, 2006 in our common stock, the NASDAQ Composite Index and the NASDAQ Technology Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 15, 2006 was the closing price of $12.66 per share. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	12/15/06	12/29/06	3/31/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08
Double-Take Software	100.0	101.7	106.7	129.6	150.9	171.6	92.3	108.5	78.6	70.9
NASDAQ Composite Index	100.0	98.3	98.6	105.9	109.9	107.6	92.8	93.3	85.1	64.2
NASDAQ Technology Index	100.0	97.0	97.1	106.9	112.6	119.0	95.0	99.7	84.2	63.4

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

Our net proceeds from the transaction were approximately $47.5 million.  We used approximately $10.2 million of the proceeds from our initial public offering to make payment of a special dividend to the holders of the Series B Preferred Stock in December 2006, leaving the remaining proceeds to be used for working capital and other general corporate purposes. We did not use any of the proceeds during 2007.  During 2008, of the remaining proceeds from the offering, we used $9.9 million for the acquisition of emBoot, Inc. in July 2008, $0.8 million for the purchase of property and equipment, and $26.6 million for general corporate purposes.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this annual report. The consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006, and the selected consolidated balance sheet data as of December 31, 2007 and 2006 are derived from, and are qualified by reference to, the audited consolidated financial statements included in the annual report. The consolidated statement of operations data for the years ended December 31, 2005 and 2004, and the consolidated balance sheet data as of December 31, 2006, 2005, and 2004 are derived from audited consolidated financial statements which are not included in the Annual Report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)

Statement of Operations Data:
Revenue:
Software licenses	$52,923	$49,169	$38,418	$26,222	$19,943
Maintenance and professional services	43,380	33,599	22,422	14,488	9,895

Total revenue	96,303	82,768	60,840	40,710	29,838

Cost of revenue:
Software licenses	589	411	1,355	38	559
Maintenance and professional services	9,622	7,827	6,193	4,357	3,694

Total cost of revenue	10,211	8,238	7,548	4,395	4,253

Gross profit	86,092	74,530	53,292	36,315	25,585

Operating expenses:
Sales and marketing	34,928	28,872	22,211	17,191	16,188
Research and development	16,540	11,896	10,679	9,748	8,717
General and administrative	13,419	14,863	11,824	6,730	5,666
Depreciation and amortization	3,638	2,346	1,613	805	527
Legal fees and settlement costs	—	—	—	5,671	1,755

Total operating expenses	68,525	57,977	46,327	40,145	32,853

Operating income (loss)	17,567	16,553	6,965	(3,830)	(7,268)
Interest income	1,695	3,019	319	83	7
Interest expense	(29)	(49)	(91)	(36)	(765)
Foreign exchange (loss) gain	(864)	(234)	56	—	—

Income (loss) before income taxes	18,369	19,289	7,249	(3,783)	(8,026)
Income tax expense (benefit)	724	(789)	494	—	—

Net income (loss)	17,645	20,078	6,755	(3,783)	(8,026)
Less:
Accretion of preferred stock	—	—	(4,496)	(5,332)	(5,314)
Reduction in Series B preferred stock conversion price	—	—	—	—	—
Warrants exchanged for common stock	—	—	—	—	—
Exchange of Series A for Series B preferred stock	—	—	—	—	—
Dividends on preferred stock	—	—	(2,830)	(2,686)	(2,029)

Net income (loss) attributable to common stockholders	$17,645	$20,078	$(571)	$(11,801)	$(15,369)

Net income (loss) per share attributable to common stockholders:
Basic	$0.80	$0.94	$(0.13)	$(3.11)	$(4.06)

Diluted	$0.76	$0.87	$(0.13)	$(3.11)	$(4.06)

Weighted-average number of shares used in per share amounts:
Basic	21,971	21,332	4,306	3,789	3,786

Diluted	23,173	23,027	4,306	3,789	3,786

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Current assets:
Cash and cash equivalents	$40,659	$25,748	$55,170	$8,341	$5,831
Short term investments	32,524	38,977	—	—	—
Working Capital	70,945	56,807	42,674	(2,256)	497
Total Assets	132,040	114,606	77,026	18,590	13,318
Deferred revenue	27,078	24,162	16,744	10,562	7,304
Long-term deferred revenue	4,614	4,485	3,977	2,887	1,607
Long-term deferred rent	117	272	406	518	610
Long-term capital lease obligations	9	13	17	7	38
Redeemable convertible preferred stock	—	—	—	50,561	42,489
Total stockholders’ equity (deficit)	$93,410	$75,544	$45,230	$(54,307)	$(42,601)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our historical financial statements and the related notes included elsewhere in this annual report.

Overview

Double-Take Software currently develops, sells and supports affordable software that allows IT organizations of all sizes to dynamically move, protect and recover workloads across any distance and any combination of physical and virtual server environments.  As enterprise IT systems evolve they increasingly take the form of a dynamic infrastructure where the ability to move information freely, intelligently and securely becomes critical.  Our hardware- and application-independent software enables a dynamic infrastructure by efficiently protecting, moving and recovering data created by any application on almost any type or brand of disk storage on any brand of server running on Microsoft Windows operating systems as well as many versions of the Linux operating system. In particular, we believe that through our flagship “Double-Take” software  that we are the leading supplier of replication software for Microsoft server environments and that our business is distinguished by our focus on software license and recurring maintenance sales, our productive distribution network and our efficient services infrastructure. Our flagship Double-Take software continuously replicates software and data changes made on a primary operating server to a duplicate server at a different location.  Because the duplicate server can commence operating in place of the primary server at almost any time, our flagship software facilitates rapid failover and application recovery in the event of a disaster or other service interruption.

The disaster recovery market has been our primary historical focus, but as a result of recent acquisitions and internal development, we are expanding into adjacent markets for system migrations, back-up and network booting, which is part of our business model of offering products that optimize workloads for dynamic infrastructure. With our acquisition of TimeSpring Software Corporation in December 2007, now known as Double-Take Canada, Inc. (“Double-Take Canada”) and its TimeData products we can also recover data from almost any point in time from a repository located on- or off-site.  In July 2008, we acquired emBoot, Inc., which is now included as part of Double-Take Canada, and specializes in network booting technology.  The technology acquired with emBoot allows organizations to easily assign and re-assign computing workloads to any available Windows or Linux physical servers or desktops or any virtual machine in their environment.  IT organizations can now move those workloads around in a matter of minutes, whether it is because a disaster has occurred, a data center is moving, the company has decided to virtualize its infrastructure or an application needs more capacity.  We estimate that we have sold approximately 178,000 software licenses to more than 19,000 customers.

Since 2005, the last year we incurred a net loss, we have experienced substantial growth.   We increased our total revenue from $40.7 million for the year ended December 31, 2005 to $96.3 million for the year ended December 31, 2008, and we have gone from having a net loss of $3.8 million to a net income of $17.6 million during that same period. We believe that our focus on providing affordable software to companies of all sizes through an efficient direct sales team and a robust distribution network has been instrumental to our revenue growth.

As a result of our investments in developing our software and establishing our broad distribution network, as well as legal fees and settlement costs associated with the defense and settlement of a legal case involving our intellectual property, we experienced significant operating losses through 2005.  Our ability to increase the productivity of our sales force and distribution partners while controlling our other expenses led to the improvement in our results through 2008 Our acquisition of Double-Take EMEA on May 23, 2006 has also contributed to our improved results since 2005, while costs associated with our acquisitions in Canada have served to decrease net income.

Effect of Recent Market Conditions and Uncertain Economic Environment on our Business

During 2008, our overall financial performance remained strong.  We increased total revenue by $13.5 million or 16% as compared to 2007.  Our 2008 operating profit increased $1.0 million or 6% as compared to 2007.  While our revenue and operating profit increased, our net income decreased by $2.4 million or 12% as compared to 2007.  This decrease is primarily related to revenue growing in 2008 at a slower rate than expenses as well as lower interest income, which we believe is primarily due to the economic downturn.  During the second half of 2008, we began to experience the effects of worsening economic conditions, further exacerbated by customer-specific challenges and significant disruptions in the financial and credit markets globally.  We experienced order delays, and slightly lengthening sales cycles and slowing deployments worldwide, which resulted in a software revenue decrease from the second quarter to the third quarter.  As a result of these conditions, the revenue in the second half of 2008 only grew 9% over the second half of 2007 as compared to revenue growth of 25% in the first half of 2008 over the first half of 2007.

Significant uncertainty around current macroeconomic and industry conditions persists, particularly the effect these conditions and any sustained lack of liquidity in the capital markets may have upon the capital spending of our customers.  Moreover, we are uncertain of the impact of any near-term change of enterprise and consumer spending and behavior, in response to these market conditions, may have on the spending or financial position of our customers.  The level of competition we face during periods of economic weakness can be expected to increase.  We cannot be certain how long these conditions will continue and the magnitude of their effects on our business and results of operations.  Consequently, these conditions have negatively affected visibility of our business and made our forecasting and planning more difficult.

While we expect the near term market conditions to be challenging, we continue to believe in our ability to execute our business plan in the near term and our longer term market opportunities.  We believe the need for organizations to protect, recover and maintain their data, applications and operating systems and affordable software that enables dynamic infrastructure will require our current customers as well as new customers to continue to invest in their infrastructure.  As a result, we intend to continue to prudently invest in our business, through continued product development and sales and marketing efforts.  While the company's sales pipelines are as robust as they have ever been and support generating revenue and net income in 2009, the predictability of closure on those pipelines is uncertain.  Therefore financial performance for 2009 is difficult to predict, including the predictability of the extent of any revenue growth and the extent of net income.

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

Software sales made to or through our distributors, value-added resellers and OEMs generated approximately 92% of total software sales in 2008.  Of the software sales made to or through our indirect sources, approximately 14% were made to our distributors for sale to value-added resellers, approximately 72% of which were made directly through resellers and approximately 6% were made through OEMs, primarily Hewlett-Packard Co. During 2008, approximately 8% of our software sales were made solely by our direct sales force. We believe that we will need to continue to maintain close relationships with our partners to continue to generate sales. We have no current plans to focus future sales concentration on one distribution channel versus another. We believe our direct sales force complements our indirect distribution network.

In 2008, the median price of sales of Double-Take software licenses to customers was approximately $5,900 compared to $5,000 in 2007 and $4,000 in 2006, and the average sales cycle was approximately three months compared to an average sales cycle of less than three months in 2007 and 2006. The pricing of our product has not materially changed from 2003 through 2006. On May 1, 2007 and December 1, 2007, we implemented a nominal price increase across all of our products except in a few international markets where the price was already commensurate with the nominal price increase implemented in the United States. We believe that the pricing and sales cycles have contributed to more balanced sales throughout the year and more predictable revenue streams in comparison to other software companies with perpetual license models. We believe that the affordability of our software is a competitive advantage.

Our acquisition of Double-Take EMEA in 2006 has continued to provide us with a direct presence in the European, Middle Eastern and African markets, the opportunity to further our strategic initiative to increase revenue generated outside of the United States, and opportunities for improved margins.  The inclusion of Double-Take EMEA’s assets and operations in our business since May 23, 2006 has contributed to a significant increase in the size of our business over the past years.

On December 24, 2007, we completed our acquisition of Double-Take Canada.  The acquisition did not provide meaningful revenue in 2008, but we believe the acquisition of Double-Take Canada’s patented technology and the engineering expertise of the employees, specifically in the area of file systems and application level recovery, fits extremely well into our core capabilities as does the product design into our architecture.  We expect that this acquisition will help broaden development efforts of our products.  During 2008, substantially all of the expenses related to Double-Take Canada were related to research and development and to a lesser extent depreciation and amortization. On July 28, 2008, we completed our acquisition of emBoot.  The acquisition did not provide meaningful revenue in 2008, and we expect substantially all of the on-going expenses will be related to research and development and to a lesser extent depreciation and amortization.  We expect the on-going use of the acquired technologies to further expand our product offering in future periods.

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

Our software revenue generated approximately 55%, 59% and 63% of our total revenue in 2008, 2007 and 2006, respectively.  Our software revenue generally experiences some seasonality.  We believe that many organizations do not make the bulk of their information technology purchases, including software, in the first quarter of any year.  We believe that this historically has generally resulted in lower revenue generated by software sales in our first quarter of any year.  Historically, we have also experienced lower revenue in the summer months.  Due to the recent economic downturn, our quarterly revenue predictability has decreased significantly.  As a result, future quarterly revenue may trend differently than it has historically.  Currently we have no way to predict the quarterly revenue trending, but believe that in line with our historical seasonality the first quarter of 2009 should be the weakest quarter of the year.

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

Of total maintenance and professional services revenue, maintenance revenue represented 90%, 87% and 85% in 2008, 2007 and 2006, respectively.  Professional services generated the remainder of our total maintenance and professional services revenue in these periods.

Of our total revenue, maintenance revenue represented 41%, 35% and 32% in 2008, 2007 and 2006, respectively.  Professional services accounted for 4%, 6% and 5% of our total revenue 2008, 2007 and 2006, respectively.  Our maintenance and professional services revenue historically has generated lower gross margins than our software revenue.  The gross margin generated by our maintenance and professional services revenue was 78%, 77% and 72% in 2008, 2007 and 2006, respectively.  We have focused on increasing our maintenance revenue and we believe it has increased more rapidly than license revenue due to price increases and increased renewal rates attributable to focused sales efforts and the inclusion of significant new functionality in the product at no charge for licenses on which maintenance has been purchased.  As the percentage of total revenue attributable to maintenance increases, our overall gross margins will be adversely affected.  Additionally, as a result of the current economic downturn, companies may decide not to renew their annual maintenance.  Should this happen, maintenance and professional services revenue may decrease.

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

We expense our sales commissions at the time of sale. We expect our sales and marketing expense to increase in the future as we continue to invest in marketing programs and we increase various sales activities which may include an increase in the number of direct sales professionals.

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

To date, our research and development efforts have been primarily devoted to increases in features and functionality of our existing software. We expect research and development expense to increase in the future as we continue to develop new solutions for our customers.  We expect research and development expense to increase as a percentage of revenue in 2009 as we continue to invest in product development efforts. The 2009 research and development expense will include a full year of expense related to Double-Take Canada’s acquisition of emBoot as compared to a partial year in 2008 as the acquisition was made in July 2008.

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

Legal Fees and Settlement Costs.   In December 2005, we agreed to terms for settlement of a legal proceeding with a provider of information storage systems that involved claims regarding some of the intellectual property used in our software. Pursuant to a settlement agreement entered into in January 2006, we paid $3.8 million in January 2006, which represented our initial settlement payment in connection with the resolution of this matter, and we agreed to pay the other company an additional $0.5 million in each of January 2007, 2008, 2009 and 2010. Our obligation to make these future payments will be reduced on a dollar-for-dollar basis to the extent that we purchase or resell the other company’s products. We have purchased computer equipment in the amount of $1.8 million through December 31, 2008. As a result, our future obligation has been reduced to $0.2 million as of December 31, 2008. Our obligation to make these payments is collateralized by a letter of credit from Silicon Valley Bank.

Results of Operations

The following table sets forth our revenue, costs of revenue and other selected financial data for the specified periods and as a percentage of our total revenue for those periods.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Revenue:
Software licenses	$52,923	$49,169	$38,418
Maintenance and professional services	43,380	33,599	22,422

Total revenue	96,303	82,768	60,840

Cost of revenue:
Software licenses	589	411	1,355
Maintenance and professional services	9,622	7,827	6,193

Total cost of revenue	10,211	8,238	7,548

Gross profit	86,092	74,530	53,292

Operating expenses:
Sales and marketing	34,928	28,872	22,211
Research and development	16,540	11,896	10,679
General and administrative	13,419	14,863	11,824
Depreciation and amortization	3,638	2,346	1,613
Legal fees and settlement costs	—	—	—

Total operating expenses	68,525	57,977	46,327

Income from operations	17,567	16,553	6,965
Interest income	1,695	3,019	319
Interest expense	(29)	(49)	(91)
Foreign exchange (loss) gain	(864)	(234	56

Income before income taxes	18,369	19,289	7,249
Income tax expense (benefit)	724	(789)	494

Net income	17,645	20,078	6,755
Accretion on redeemable shares:
Series B	—	—	(4,477)
Series C	—	—	(19)
Dividends on Series B	—	—	(2,140)
Dividends on Series C	—	—	(690)

Net income (loss) attributable to common stockholders	$17,645	$20,078	$(571)

	Year Ended December 31,
	2008	2007	2006

Revenue:
Software licenses	55%	59%	63%
Maintenance and professional services	45%	41%	37%

Total revenue	100%	100%	100%

Cost of revenue:
Software licenses	1%	—	2%
Maintenance and professional services	10%	10%	10%

Total cost of revenue	11%	10%	12%

Gross profit	89%	90%	88%

Operating expenses:
Sales and marketing	36%	35%	37%
Research and development	17%	14%	18%
General and administrative	14%	18%	19%
Depreciation and amortization	4%	3%	3%

Total operating expenses	71%	70%	77%

Income from operations	18%	20%	11%
Interest income	2%	3%	—
Interest expense	—	—	—
Foreign exchange (loss) gain	(1)%	—	—

Income before income taxes	19%	23%	11%
Income tax expense (benefit)	1%	(1)%	1
Net income	18%	24%	10%

Accretion on redeemable shares:
Series B	—	—%	(7)%
Series C	—	—	—
Dividends on Series B	—	—%	(3)%
Dividends on Series C	—	—%	(1)%

Net income (loss) attributable to common stockholders	18%	24%	(1)%

2008 Compared to 2007

Revenue

We derive our revenue from sales of our products and support and services. Revenue increased 16% to $96.3 million in 2008 from $82.8 million in 2007. Revenue in 2008 includes a full year of revenue from the acquisition of Double-Take Canada and revenue from the date of the acquisition of emBoot, which was July 28, 2008.  Neither Double-Take Canada or emBoot had significant revenue in 2008.

Software License Revenue.   Software revenue increased $3.8 million, or 8%, from $49.2 million in 2007 to $52.9 million in 2008. The increase in software revenue was primarily due to increased volume of $2.3 million attributable to broader demand for, and acceptance of, our software, $1.2 million from new products available during 2008 and $0.3 million from sales of the TimeData and emBoot products.

    Maintenance and Professional Services Revenue.   Maintenance and professional services revenue increased $9.8 million, or 29%, from $33.6 million in 2007 to $43.4 million in 2008. Maintenance and professional services revenue represented 45% of our total revenue in 2008 and 41% of our total revenue in 2007. Maintenance revenue increased $10.3 million, or 36%, from $28.9 million in 2007 to $39.2 million in 2008. The increase in maintenance revenue was attributable to higher sales to our expanding base of customers and continued maintenance revenue from our existing customers. Professional services revenue decreased $0.5 million, or 11%, from $4.7 million in 2007 to $4.2 million in 2008. The slight decrease in professional services revenue was due to fewer professional service deliveries due to fewer professional services being sold as well as due to the timing of scheduling of the service.

Cost of Revenue and Gross Profit

Total cost of revenue increased $2.0 million, or 24%, from $8.2 million in 2007 to $10.2 million in 2008. Total cost of revenue represented 11% of our total revenue in 2008 and 10% of our total revenue in 2007.

Cost of software revenue increased $0.2 million, or 43%, from $0.4 million in 2007 to $0.6 million in 2008. The increase was a result of increased royalties paid to third parties related to software included in our product. Cost of software revenue was 1% of total revenue in 2008 and nominal as a percent of total revenue in 2007.

Cost of services revenue increased $1.8 million, or 23%, from $7.8 million in 2007 to $9.6 million in 2008. The increase was primarily a result of an increase in personnel and stock based compensation expense pursuant to Statement of Financial Accounting Standards No. 123(R) (“FAS123R”) of $1.6 million due to increased headcount and increased travel expense of $0.2 million.  Cost of services revenue represented 22% of our services revenue in 2008 and 23% of our services revenue in 2007.

Gross profit increased $11.6 million, or 16%, from $74.5 million in 2007 to $86.1 million in 2008. Gross margin effectively remained constant at 89% in 2008 as compared to 90% in 2007. The slight decrease to gross profit is primarily a result of  increased personnel costs in maintenance and professional services and less revenue growth than in prior years.

Operating Expenses

Sales and Marketing.   Sales and marketing expenses increased $6.1 million, or 21%, from $28.9 million in 2007 to $34.9 million in 2008. The increase was substantially due to the combined increase of compensation expense and stock based compensation expense of $3.4 million and travel expense of $0.8 million related to an increase in personnel which included the reallocation of certain Double-Take EMEA resources from general and administrative because they are more directly related to the sales efforts in 2008.  Additionally, marketing and advertising expense increased by $1.3 million as a result of efforts related to creating Double-Take brand awareness and the expanding customer base, third party consulting fees increased by

$0.5 million and $0.1 million of the overall increase related to expenses from Double-Take Canada.

Research and Development.   Research and development expenses increased $4.6 million, or 39%, from $11.9 million in 2007 to $16.5 million in 2008. The increase primarily resulted from higher compensation expense and stock based compensation expense of $1.7 million due to an increase in personnel, $0.5 million from outsourced development projects, and $2.3 million related to our acquisitions of Double-Take Canada on December 24, 2007 and emBoot on July 28, 2008.

General and Administrative.   General and administrative expenses decreased $1.4 million, or 10%, from $14.9 million in 2007 to $13.4 million in 2008.  The decrease resulted from a decrease of $0.8 million in compensation expense and stock based compensation expense primarily as a result of a reallocation of certain Double-Take EMEA resources to sales and marketing because they are more directly related to the sales efforts in 2008.  The decrease in compensation expense is partially offset by increased personnel costs related to increased headcount.  Additionally, the decrease in general and administrative expenses also resulted from the decreased costs related to the compliance with the Sarbanes-Oxley Act of 2002 and costs for being a public company by $1.1 million.  As 2007 was the first year we needed to be compliant with the Sarbanes-Oxley Act of 2002, our costs decreased from 2007 to 2008.   The decreases in expenses were partially offset by an increase of $0.1 million related to bad debt expense substantially related to our EMEA receivables, $0.1 million related to on-going maintenance renewals on software and infrastructure equipment and miscellaneous expenses, and $0.1 million related to Double-Take Canada.

Depreciation and Amortization.   Depreciation and amortization expense increased $1.3 million, or 55%, from $2.3 million in 2007 to $3.6 million in 2008. The increase was attributable to increased depreciation expense of $0.7 million associated with increased capital expenditures, which were primarily for product development and other computer-related equipment, as well as increased amortization expense of $0.6 million related to amortization of the intangible assets acquired as part of the Double-Take Canada and emBoot acquisitions.

Interest Income

Interest income decreased $1.3 million from $3.0 million in 2007 to $1.7 million in 2008. While our cash and short term investments increased $8.5 million from December 31, 2007 to December 31, 2008, our interest income decreased.  The decrease was a result of lower returns on our cash and short term investments which matured 2008 and were reinvested at lower rates than in 2007.  During 2009, should the interest rates continue to remain at lower levels than those experienced in 2008, we expect our interest income to be less in 2009 than in 2008.

Foreign Exchange gains (losses)

Foreign currency losses increased to $0.9 million in 2008 from a $0.2 million loss in 2007 due to foreign currency fluctuations related to Double-Take EMEA.  The loss occurred on assets we had that were denominated in British Pounds in Europe.  These assets are converted to Euros and then subsequently to US dollars for financial statement reporting purposes.  Because the UK Pound weakened significantly during 2008 against the Euro, the translation to Euros and then subsequently to US dollars produced the loss.  This is the first time since our acquisition of Double-Take EMEA in May 2006 that we have recorded a significant foreign currency gain or loss related to our UK Pound denominated assets.  If the UK Pound weakens further against the Euro in future quarters, we may incur additional losses.  If the UK Pound strengthens against the Euro in the future, we would incur foreign currency gains at that time.

Income Tax Expense (benefit)

Income tax expense was $0.7 million in 2008 and a benefit of $0.8 million in 2007. During 2007, we recorded a current tax expense of $8.2 million, excluding the benefit of net operating loss carryforwards, related to income generated during the period using an effective tax rate for the full year. Because we had delivered consistent profitability during 2006 and 2007, we concluded that it was more likely than not that we would generate sufficient taxable income to utilize the benefit from our net operating loss carryforwards eligible to be used in 2007, 2008 and 2009. As a result, we reversed the valuation allowance on $9.0 million of deferred tax assets resulting in a net benefit of $0.8 million in 2007. During 2008, we recorded a current tax expense of $9.3 million, excluding the benefit of net operating loss carryforwards, related to income generated during the period using an effective tax rate for the full year.  The increase in current tax expense was substantially a result of increased taxable income generated from operations in the United States and increased stock option expense that is not deductible for tax purposes.  During the fourth quarter of 2008, based upon newly available information, we re-evaluated our ability to utilize the benefit from our net operating loss carryforwards.  We concluded that we are able to utilize our net operating loss carryforwards more quickly than originally anticipated.  As a result, in 2008 we fully utilized the deferred tax asset recorded in 2007.  As a result of our ability to utilize an increased amount of our net operating loss carryforwards in 2008, we reversed the valuation allowance on $3.6 million of deferred tax assets that was substantially utilized in 2008.  For 2009 and beyond, we have evaluated whether we believe it is more likely than not that we would generate sufficient taxable income to further use the net operating loss carryforwards eligible to be utilized in 2009 and beyond.  Based upon our consistent profitability over the past two years and our evaluation of our 2009 taxable income, we believe it is more likely than not that we would generate sufficient taxable income to utilize at least a portion of our net operating loss carryforwards available to be used in 2009 and beyond.  As a result, in the fourth quarter of 2008 we reversed an additional $5.0 million of the valuation allowance of the deferred tax assets.  During 2009, we will continue to evaluate whether we believe it is more likely than not further net operating loss carryforwards will be able to be utilized.  When further positive evidence exists we will be able to utilize the further available net operating loss carryforwards, we will reverse additional valuation allowance on the deferred tax assets.

In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. As of December 31, 2008, the valuation allowance against net deferred tax assets, which are primarily comprised of net operating loss carryforwards resulting from operating losses incurred since inception and resulting from our acquisition of Double-Take Canada is approximately $16.4 million. Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which is uncertain. Accordingly, the remaining net deferred tax assets are offset by the valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2017 and 2026. Utilization of these net operating losses and credit carryforwards are subject to annual limitations due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable due to “ownership changes” that have occurred. The valuation allowance as of December 31, 2008 will be maintained until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation.

Net Income

Net income decreased $2.4 million from a net income of $20.1 million in 2007 to net income of $17.6 million in 2008. This decrease is primarily related to revenue growing at a slower rate than expenses in 2008 as well as lower interest income and increased income tax expense.  Net income would have decreased at a rate greater than 12% in 2008 absent our continued focus on expense control.  Our operating expenses increased 18% in 2008 as compared to a 25% increase in 2007.  The focus on expense control was offset by lower returns on our cash and short term investments as well a decrease in the reversal of the valuation allowance on our deferred tax assets in 2008 as compared to 2007.

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

General and Administrative.   General and administrative expenses increased $3.0 million, or 26%, from $11.8 million in 2006 to $14.9 million in 2007. The increase in 2007 was primarily related to $0.3 million of compensation expense related to increased headcount, an increase of $2.5 million related to legal, accounting, insurance and consulting fees as a result of being a public company, $1.3 million attributable to expensing of stock options because of the adoption of FAS 123R in January 2006, and $1.5 million of costs from Double-Take EMEA which was acquired on May 23, 2006. Additionally, in 2006, there was a settlement with the former COO for $1.2 million recorded as a reduction to general and administrative expense. There was no similar reduction to expense in 2007. These increases are partially offset by a decrease in compensation expense in 2007 of $3.2 million due to the issuance of stock to our CEO in 2006 and $1.2 million as a result of the vesting of stock options to our former CEO in 2006.

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

Income Tax Expense (benefit)

Income tax expense was $0.5 million in 2006 and was a benefit of $0.8 million in 2007. During 2007, we recorded a current tax expense of $8.2 million, excluding the benefit of net operating loss carryforwards, related to income generated during the period using an effective tax rate for the full year. Because we have delivered consistent profitability over the past two years, we concluded that it was more likely than not that we would generate sufficient taxable income to utilize the benefit from our net operating loss carryforwards eligible to be used in 2007, 2007 and 2009. As a result, the Company reversed the valuation allowance on $9.0 million of deferred tax assets resulting in a net benefit of $0.8 million in 2007.

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

Delivery or performance has occurred.   Our software applications are usually physically delivered to customers with standard transfer terms such as FOB shipping point. Software and/or software license keys for add-on orders or software updates are typically delivered via email. We recognize software revenue upon shipment to resellers and distributors because there is no right of return or refund and generally no price protection agreements. In situations where multiple copies of licenses are purchased, all copies are delivered to the customer in one shipment and revenue is recognized upon shipment. Occasionally, we enter into a site license with a customer that allows the customer to use a specified number of licenses within the organization. When a site license is sold, we deliver a master disk to the customer that allows the product to be installed on multiple servers. We have no further obligation to provide additional copies of the software or user manuals. Revenue on site licenses is recognized upon shipment of the master disk to the customer. Sales made by our Original Equipment Manufacturer (“OEM”) partners are recognized as revenue in the month the product is shipped. We estimate the revenue from a preliminary report received from the OEM shortly after the end of the month. Once the final report is received, the revenue is adjusted to that based on the final report, usually in the following month. Services revenue is recognized when the services are completed, except for customer support, which is recognized ratably over the term of the customer support agreement, which is typically one year.

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

Stock-Based Compensation

We adopted FAS 123R on January 1, 2006, which requires compensation cost to be recognized as expense in 2006 and all periods thereafter for the portion of outstanding awards that were unvested at that date and awards that are subsequently granted, based on the fair value of those awards on the measurement date, calculated using an option pricing model. For more information regarding our accounting for stock option grants, see Note J[3] to our financial statements, “Shareholders’ Equity.”

We amortize the unearned stock-based compensation and record stock-based compensation expense ratably over the vesting periods of these stock options. We recorded $2.6 million of stock-based compensation expense in 2007 and $3.9 million in 2008.

The intrinsic value of our outstanding options at December 31, 2008 was $10.7 million with $9.8 million attributable to vested options and $0.9 million attributable to unvested options. The intrinsic value of our outstanding options at December 31, 2007 was $35.4 million with $27.2 million attributable to vested options and $8.2 million attributable to unvested options.

We account for stock options grants to non-employees in accordance with FAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services , which require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.

Income Taxes

     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”). Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted laws and tax rates that are expected to be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2008. The application of this Interpretation requires a two-step process that separates recognition from measurement. Upon implementing FIN 48 and performing the analysis we did not recognize any uncertain tax positions and during 2008, we did not recognize any increase or decrease to reserves for uncertain tax positions.

We are subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax assessments by tax authorities for the years before 2003.

We have elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes. Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ..

Software Development Costs

Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“FAS 86”), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Our current process for developing software is essentially completed concurrently with the establishment of technological feasibility and therefore no software development costs have been capitalized for the years ended December 31, 2008, 2007 and 2006. Costs incurred to develop software programs prior to the achievement of technological feasibility are expensed as incurred.

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

From the start of our operations in 1991 until the three months ended June 30, 2005, we financed our operations primarily through the issuance of preferred stock and common stock. Since the three months ended June 30, 2005, we have primarily financed our operations through internally generated cash flows. In December 2006, we received $47.5 million in net proceeds from our initial public offering and $1.0 million in net proceeds from our secondary offering in August 2007. As of December 31, 2008, we had cash and cash equivalents and short term investments of $73.2 million and accounts receivable of $19.6 million.

In January 2006, in connection with the settlement of an intellectual property dispute reached in December 2005, we paid $3.8 million to another company. We also agreed to make future payments of $0.5 million in each of January 2007, 2007, 2009 and 2010, which we collateralized by a $2.0 million letter of credit to that company. The letter of credit will be drawn down automatically in increments of $0.5 million at the time of each payment requirement. Our future obligations under the settlement will be reduced on a dollar-for-dollar basis to the extent that we purchase or resell the other company’s products. As of December 31, 2008, we have purchased $1.8 million of computer equipment that has reduced this obligation.  In January 2009, both parties agreed to have the letter of credit reduced to the remaining amount outstanding of $0.2 million.

In May 2006, we paid $1.1 million to the former stockholders of Double-Take EMEA, which was our primary distributor in Europe, the Middle East and Africa as the initial payment for the acquisition of that company. Subsequent payments totaling $9.2 million have been made through December 31, 2008 concluding the earn-out obligation. A portion of our earn-out payments were held in escrow to satisfy claims against the selling shareholders that we may have from time to time as a result of breaches of representations, warranties or covenants.  No claims were made and the escrow was released in 2008.

In December 2007, we acquired all of the issued and outstanding shares of TimeSpring Software Corporation, now known as Double-Take Canada, for a cash purchase price of approximately $8.3 million plus transaction costs and subject to certain customary post-closing working capital adjustments. Approximately $1.4 million of the purchase price was placed into escrow to secure certain indemnification obligations of the Sellers.  In February 2009, approximately $0.2 million of the escrow was released.

In May 2008, we entered into an amendment to the credit facility with Silicon Valley Bank that extended the term of the facility to April 29, 2009. Under the terms of the facility, our maximum borrowings are $2 million less the aggregate amounts of all outstanding letters of credit, foreign exchange contracts, or any other accommodations issued or incurred, or caused to be issued or incurred by the bank. Up to $0.5 million of the facility is available for foreign exchange contracts. The rate of interest for this amendment is 0.75% above the prime rate. This facility is collateralized by all of our assets, excluding intellectual property. This amendment modified the need for the consent for an acquisition of 100 percent of an entity’s stock or assets. As of December 31, 2008 there was a letter of credit relating to our settled legal proceeding (noted above) outstanding for $1.0 million which was subsequently reduced to $0.2 million in January 2009.

In July 2008 Double-Take Software, Inc. and Double-Take Canada acquired all of the issued and outstanding shares of emBoot, Inc., a Canadian corporation for a cash purchase price of approximately $9.6 million plus transaction costs and subject to certain customary post-closing working capital adjustments. Approximately $1.6 million of the purchase price was placed into escrow to secure certain indemnification obligations of the sellers.

Sources and Uses of Cash

For 2008, cash generated from operating activities was $21.5 million. We used cash in investing activities in the amount of $6.5 million. We generated cash from financing activities in the amount of $0.2 million. Our net increase in cash and cash equivalents from December 31, 2007 to December 31, 2008 was $14.9 million. The increase in cash and cash equivalents was a result of cash generated from operations as well as a slight shift in our investment strategy.  We are investing excess funds substantially in investments that are considered cash and cash equivalents. As of December 31, 2008 we had $32.5 million of short term securities. With the current economic downturn affecting our ability to generate revenue and subsequently generate cash, we are uncertain we will continue to experience significant positive cash flow from operations in future periods.  As of December 31, 2008, we have $73.2 million in cash and cash equivalents and short term investments.  We believe this is sufficient cash to meet our operating obligations should we not generate the amount of cash from operations as we have generated historically.

The following table sets forth cash flow data for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flow data:
Net cash provided by operating activities	$21,507	$20,513	$13,651
Cash used by investing activities	(6,467)	(57,306)	(4,123)
Net cash provided by financing activities	233	7,593	37,193
Effect of exchange rate changes on cash and cash equivalents	(362)	(222)	108

Net increase (decrease) in cash and equivalents	14,911	(29,422)	46,829
Cash and cash equivalents, beginning of period	25,748	55,170	8,341

Cash and equivalents, end of period	$40,659	$25,748	$55,170

Cash Flows from Operating Activities

Cash provided by operating activities was $21.5 million in 2008 as compared to $20.5 million in 2007.  Our positive cash flow from operations in 2008 was primarily a result of $17.6 million of net income in 2008.  Our continued growth of deferred revenue of $3.5 million, which was a result of our increase in software license sales and maintenance renewals, was partially offset by a $1.4 million increase in accounts receivable. Compensation expense of $3.9 million related to FAS 123(R), and $3.6 million related to depreciation and amortization are additional add backs to cash flow from operations. These increases in cash flows from operations have been partially offset by the change in prepaid expenses and other current assets and accounts payable and accrued expenses. The deferred tax asset decreased by $0.5 million as a result of the utilization in 2008 of the deferred tax assets recorded in 2007.  The decrease was partially offset by the 2008 reduction of the deferred tax asset valuation allowance. Due to the economic downturn, we do not anticipate significant growth in deferred revenue in the near term.  Likely any growth in deferred revenue will be offset by growth in accounts receivable balances due to sales and slower collections from customers. Additionally, as the deferred tax asset recorded in 2008 is utilized in future years, our operating cash flows will increase. During 2008, the acquisition of Double-Take Canada and emBoot both decreased our operating cash flow.  As we continue to utilize these entities as part of our research and development organization while integrating the TimeData and emBoot products, we anticipate these entities will decrease our operating cash flow.

Cash provided by operating activities increased in 2007 compared to 2006 primarily due to having $20.1 million of net income in 2007 compared to net income of $6.8 million in 2006 and our continued growth of deferred revenue of $7.1 million, which was a result of our increase in software license sales and maintenance renewals. Compensation expense of $2.6 million related to FAS 123R, and $2.3 million related to depreciation and amortization are additional increases to cash flows from operations. These increases in cash flows from operations have been partially offset by the change in accounts receivable, prepaid expenses and other assets, and deferred tax assets. The deferred tax asset increased by $5.9 million as a result of the reduction of the deferred tax asset valuation allowance and the increase in accounts receivable of $4.8 is a result of increased sales.

Cash Flows from Investing Activities

Cash used in investing activities decreased in 2008 by $50.8 million as compared to 2007 primarily due to the maturities of short term investments slightly offset by the purchases of short term investments.  Additionally, the cash used in acquisitions decreased.  In 2008 we purchased emBoot while in 2007 we purchased TimeSpring as well as made our earn-out payments related to the acquisition of Double-Take EMEA, with the exception of the final earn out payment made in the first quarter of 2008.  While our purchases of equipment only increased slightly during 2008, the purchases were primarily for research and development equipment.  As a result of the economic downturn, we plan to be very cautious with our spending, but we expect to continue to invest in our research and development equipment as needed in the future. As a result, unless we make another acquisition, we expect net cash used in investing activities to decrease in the near term.

Cash used in investing activities increased in 2007 by $57.3 million as compared to 2006 primarily due to purchases of short term investments with the proceeds of our initial public offering, increased research and development lab equipment expenditures, earn-out payments related to our acquisition of Double-Take EMEA on May 23, 2006 and our acquisition of Double-Take Canada in December 2007.  The final earn-out payment related to our acquisition of Double-Take EMEA in the amount of $0.3 million was made in the first quarter of 2008.

Cash Flows from Financing Activities

Cash provided by financing activities decreased $7.4 million in 2008 compared to 2007.  During 2007, we received $2.7 million of proceeds from a secondary offering and stock option exercises and $4.9 million as excess tax benefits from stock based compensation.  In 2008, we did not have a secondary offering and due to our lower stock price there were only limited stock option exercises as well as minimal excess tax benefits from stock based compensation.

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

Cash Requirements

We have various contractual obligations and commercial commitments. The following table sets forth our future contractual obligations and commercial commitments as of December 31, 2008:

	Payments Due by Period
		Less Than	1 to 3	3 to 5
	Total	1 Year	Years	Years	5+ Years
	(In thousands)

Contractual obligations
As of December 31, 2008
Capital (finance) lease obligations	$27	$21	$6	$—	$—
Operating lease obligations	4,522	1,794	2,393	174	161
Purchase obligations	250	250	—	—	—

Total	$4,799	$2,065	$2,399	$174	$161

We have entered into various non-cancelable operating lease agreements, with expiration dates through 2011, for office space and computer equipment. Some of these leases have free or escalating rent payment provisions. We recognize rent expense under these leases on a straight-line basis. Our purchase obligations as of December 31, 2008 represent non-cancelable contractual obligations for equipment and services. The foregoing table does not reflect any contractual obligations and commercial commitments that we entered into after December 31, 2008.

As of December 31, 2008, we have $73.2 million in cash and cash equivalents and short term investments.  Given our current cash and cash equivalents, our short term investments, our accounts receivable, our continued revenue stream related to on-going maintenance renewals, available borrowings under our revolving loan agreement and our expectation of some continued positive cash flow from operations, we believe that we will have sufficient liquidity to fund our business and meet our contractual obligations over a period beyond the next 12 months. We may need to raise additional funds in the future, including for acquisitions or investments in complementary businesses or technologies or if we experience operating losses. In the event that additional financing is required, we may not be able to obtain it on acceptable terms or at all. Additional sources may include equity and debt financing and other financing arrangements. If we raise additional funds through the issuance of equity or convertible securities, our stockholders may experience dilution. We may not be able to generate sufficient cash flow from operations according to our planned schedule, or to obtain any additional financing arrangements we may require or seek on terms acceptable to us. Any inability by us to generate or obtain the sufficient funds that we may require could limit our ability to generate revenue or to continue or enhance our profitability.

Off-Balance Sheet Arrangements

As of December 31, 2008, other than our operating leases described under “— Liquidity and Capital Resources — Cash Requirements” above, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended December 31, 2008. The data has been prepared on the same basis as the audited consolidated financial statements included in this annual report and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended
	2008				2007

	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Dec. 31
	(In thousands, except per share data)

Revenue:
Software licenses	$14,068	$12,819	$13,620	$12,416	$14,176	$12,612	$11,991	$10,390
Maintenance and professional services	10,888	11,132	10,784	10,576	9,348	8,695	8,021	7,535

Total revenue	24,956	23,951	24,404	22,992	23,524	21,307	20,012	17,925

Cost of revenue:
Software licenses	192	156	121	120	195	71	118	27
Maintenance and professional services	2,424	2,342	2,517	2,339	2,035	1,927	2,008	1,857

Total cost of revenue	2,616	2,498	2,638	2,459	2,230	1,998	2,126	1,884

Gross profit	20,340	21,453	21,766	20,533	21,294	19,309	17,886	16,041

Operating expenses
Sales and marketing	8,635	8,393	8,879	9,021	8,189	6,935	6,845	6,903
Research and development	4,061	4,331	4,129	4,019	3,140	3,042	2,839	2,875
General and administrative	3,374	3,371	3,507	3,167	3,856	4,100	3,690	3,217
Depreciation and amortization	996	974	863	805	639	603	555	549

Total operating expenses	17,066	17,069	17,378	17,012	15,824	14,680	13,929	13,544

Operating income	5,274	4,384	4,388	3,521	5,470	4,629	3,957	2,497

Interest income	220	396	470	609	806	798	772	643
Interest expense	(6)	(9)	(7)	(7)	(10)	(9)	(11)	(19)
Foreign exchange (loss) gain	(399)	(79)	(41)	(345)	(184)	(55)	6	(1)

Income before income taxes	5,089	4,692	4,810	3,778	6,082	5,363	4,724	3,120
Income tax expense (benefit)	(5,127)	2,070	2,156	1,625	(258)	2,055	(2,768)	182

Net income	$10,216	$2,622	$2,654	$2,153	$6,340	$3,308	$7,492	$2,938

Net income per share, basic	$0.46	$0.12	$0.12	$0.10	$0.29	$0.15	$0.36	$0.14
Net income per share, diluted	$0.44	$0.11	$0.11	$0.09	$0.27	$0.14	$0.33	$0.13

Stock-based compensation expense included in above	$989	$995	$1,077	$886	$726	$1,140	$483	$272

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

 Historically, our exposure to foreign currency exchange rates was limited as our international sales were denominated in the United States dollar. As a result of our acquisition of Double-Take EMEA in May 2006, Double-Take Canada in December 2007, and emBoot in July 2008, we now have international sales that are denominated in foreign currencies, and we face exposure to adverse movements in foreign currency exchange rates. Depending on the amount of our revenue generated from Double-Take EMEA and Double-Take Canada (including emBoot), adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Our primary exposures are to fluctuations in exchange rates for the United States dollar versus the Euro and Canadian dollar, as well as the Euro versus the British Pound. See “ Foreign exchange gains (losses)” in Management’s Discussion and Analysis of Financial Condition and Results of Operations above. Changes in currency exchange rates could adversely affect our reported revenue and could require us to reduce our prices to remain competitive in foreign markets, which could also materially adversely affect our results of operations. We have not historically hedged exposure to changes in foreign currency exchange rates and, as a result, we could incur unanticipated gains or losses.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Double-Take Software, Inc.

We have audited the accompanying consolidated balance sheets of Double-Take Software, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows and Schedule II for each of the years in the three-year period ended December 31, 2008. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Double-Take Software, Inc. as of December 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Schedule II referred to above, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Double-Take Software Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Eisner LLP

New York, New York
March 12, 2009

DOUBLE-TAKE SOFTWARE, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$40,659	$25,748
Short term investments	32,524	38,977
Accounts receivable, net of allowance for doubtful accounts of $765 and $599 at December 31, 2008 and 2007, respectively	19,593	18,171
Prepaid expenses and other current assets	6,621	5,019
Deferred tax assets	5,438	3,184
Total current assets	104,835	91,099

Property and equipment — at cost, net of accumulated depreciation of $6,687 and $4,505 at December 31, 2008 and 2007, respectively	4,236	4,184
Customer relationships, net of accumulated amortization of $1,181 and $727 at December 31, 2008 and 2007, respectively	1,086	1,540
Marketing relationships, net of accumulated amortization of $648 and $399 at December 31, 2008 and 2007, respectively	1,344	1,593
Technology related intangibles, net of accumulated amortization of $533 and $8 at December 31, 2008 and 2007, respectively	3,533	1,928
Goodwill	16,267	11,408
Other assets	739	149
Long-term deferred tax assets	—	2,705
Total assets	$132,040	$114,606

Liabilities
Current liabilities:
Accounts payable	$1,280	$1,983
Accrued expenses	5,142	7,396
Other liabilities	390	751
Deferred revenue	27,078	24,162
Total current liabilities	33,890	34,292

Long-term deferred revenue	4,614	4,485
Long-term deferred rent	117	272
Long-term capital lease obligations	9	13
Total long-term liabilities	4,740	4,770
Total liabilities	38,630	39,062

Stockholders’ equity
Preferred Stock, $.01 par value per share; 20,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, $.001 par value per share; 130,000,000 shares authorized; 22,013,608 and 21,928,664 shares issued and outstanding at December 31, 2008 and 2007, respectively	22	22
Additional paid-in capital	152,853	148,628
Accumulated deficit	(55,594)	(73,239)
Accumulated other comprehensive income
Unrealized gain on short term investments	47	14
Cumulative foreign currency translation adjustment	(3,918)	119
Total stockholders’ equity	93,410	75,544
Total liabilities and stockholders’ equity	$132,040	$114,606
See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006

Revenue:
Software licenses	$52,923	$49,169	$38,418
Maintenance and professional services	43,380	33,599	22,422
Total revenue	96,303	82,768	60,840

Cost of revenue:
Software licenses	589	411	1,355
Maintenance and professional services	9,622	7,827	6,193
Total cost of revenue	10,211	8,238	7,548

Gross profit	86,092	74,530	53,292

Operating expenses:
Sales and marketing	34,928	28,872	22,211
Research and development	16,540	11,896	10,679
General and administrative	13,419	14,863	11,824
Depreciation and amortization	3,638	2,346	1,613
Total operating expenses	68,525	57,977	46,327

Operating income	17,567	16,553	6,965
Interest income	1,695	3,019	319
Interest expense	(29)	(49)	(91)
Foreign exchange (loss) gains	(864)	(234)	56
Income before income taxes	18,369	19,289	7,249
Income tax expense (benefit)	724	(789)	494

Net income	17,645	20,078	6,755

Accretion on redeemable shares:
Series B	—	—	(4,477)
Series C	—	—	(19)
Dividends on Series B	—	—	(2,140)
Dividends on Series C	—	—	(690)
Net income (loss) attributable to common stockholders	$17,645	$20,078	$(571)
Net income (loss) per share attributable to common stockholders:
Basic	$0.80	$0.94	$(0.13)
Diluted	$0.76	$0.87	$(0.13)
Weighted-average number of shares used in per share amounts:
Basic	21,971	21,332	4,306
Diluted	23,173	23,027	4,306

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands, except share and per share amounts)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Income	Total

Balance – January 1, 2006	3,789,270	4	42,931	(97,242)		—	(54,307)
Net income for the year	—	—	—	6,755	6,755		6,755
Foreign currency translation adjustment	—	—	—	—	128	128	128
Total comprehensive income					$6,883
Accretion of difference between carrying amount and redemption price – Series B	—	—	(4,477)	—			(4,477)
Redeemable convertible preferred stock dividends – Series B	—	—	—	(2,140)			(2,140)
Return of Capital – Series B	—	—	(10,225)	—			(10,225)
Accretion of difference between carrying amount and redemption price – Series C	—	—	(19)	—			(19)
Redeemable convertible preferred stock dividends – Series C	—	—	—	(690)			(690)
Conversion of preferred stock	11,553,130	12	57,979	—			57,991
Public offering, net of expenses	5,000,000	5	47,544	—			47,549
Options issued for services	—	—	2,240	—			2,240
Exercise of stock options	158,198	—	528	—			528
Exercise of warrants	67,996	—	—	—			—
Shares issued to CEO	157,995	—	1,897	—		—	—
Balance – December 31, 2006	20,726,589	$21	$138,398	$(93,317)		$128	$45,230
Net income for the year	—	—	—	20,078	20,078	—	20,078
Foreign currency translation adjustment	—	—	—	—	(9)	(9)	(9)
Unrealized gain on short term investments	—	—	—	—	14	14	14
Total comprehensive income					$20,083
Options issued for services	—	—	2,621	—		—	2,621
Exercise of stock options	1,018,407	1	1,588	—		—	1,589
Exercise of warrants	67,918	—	—	—		—	—
Excess tax benefits on stock based compensation	—	—	4,895	—		—	4,895
Proceeds from public offering, net of expenses	115,750	—	1,126	—		—	1,126
Balance - December 31, 2007	21,928,664	$22	$148,628	$(73,239)		$133	$75,544
Net income for the year	—	—	—	17,645	17,645	—	17,645
Foreign currency translation adjustment	—	—	—	—	(4,037)	(4,037)	(4,037)
Unrealized gain on short term investments	—	—	—	—	33	33	33
Total comprehensive income					$13,641
Options issued for services	—	—	3,948	—		—	3,948
Exercise of stock options	84,944	—	114	—		—	114
Excess tax benefits on stock based compensation	—	—	163	—		—	163
Balance – December 31, 2008	22,013,608	$22	$152,853	$(55,594)		$(3,871)	$93,410

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Consolidated Statements of Cash Flows
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$17,645	$20,078	$6,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,348	1,636	1,189
Amortization of intangible assets	1,290	710	424
Provision for (recovery of) doubtful accounts	(174)	19	200
Issuance of options for services	3,948	2,621	2,215
Issuance of common stock to CEO	—	—	3,241
Issuance of redeemable convertible Series C preferred to management as compensation	—	—	103
Deferred income tax expense (benefit)	451	(5,889)	—
Excess tax benefits from stock based compensation	(163)	(4,895)	—
Changes in:
Accounts receivable	(1,413)	(4,840)	(1,939)
Prepaid expenses and other assets	(1,867)	(1,128)	(1,684)
Inventory	—	14	328
Other assets	(579)	(20)	(2)
Accounts payable and accrued expenses	(3,113)	4,546	(2,159)
Other liabilities	(324)	582	(887)
Deferred revenue	3,458	7,079	5,867
Net cash provided by operating activities	21,507	20,513	13,651
Cash flows from investing activities:
Purchase of property and equipment	(2,458)	(2,340)	(2,050)
Purchase of short term investments	(67,226)	(65,179)	—
Sales of short term investments	73,492	26,445	—
Acquisitions, net of cash acquired	(10,275)	(16,232)	(2,073)
Net cash used in investing activities	(6,467)	(57,306)	(4,123)
Cash flows from financing activities:
Return of Capital – Series B	—	—	(10,225)
Proceeds from public offering, net of expenses	—	1,126	48,319
Repurchase of common stock from CEO	—	—	(1,343)
Proceeds from exercise of stock options	114	1,589	453
Excess tax benefits from stock based compensation	163	4,895	—
Payment on capital lease obligation	(44)	(17)	(11)
Net cash provided by financing activities	233	7,593	37,193
Effect of exchange rate changes on cash	(362)	(222)	108
Net increase (decrease) in cash and cash equivalents	15,273	(29,200)	46,721
Cash and cash equivalents — beginning of year	25,748	55,170	8,341
Cash and cash equivalents — end of year	$40,659	$25,748	$55,170
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$5	$—	$78
Income taxes	$2,729	$1,852	$1,066
Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock upon cashless exercise of warrants	$—	$201	$—
Accrued costs for public offering	$—	$—	$770
Receivable from employees in connection with exercise of stock options	$—	$—	$74
See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands, except for share and per share amounts)

Note A — Organization and Significant Accounting Policies

[1]  The Company:

    Double-Take Software, Inc. (formerly NSI Software, Inc.) (the “Company”), a Delaware corporation develops, sells and supports affordable software that allows IT organizations of all sizes to dynamically move, protect and recover workloads across any distance and any combination of physical and virtual server environments. The Company operates in one reportable segment and its revenues are mainly derived from sales of software and related services. Software is licensed by the Company primarily to distributors, value added resellers (“VARS”) and original equipment manufacturers (“OEMS”), located primarily in the United States and in Europe.

    The Company completed an initial public offering of its common stock in December 2006.

    In connection with the Company’s initial public offering or IPO:

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

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

Between November 2002 and October 2004, the Company issued shares of preferred stock in private placement transactions with institutional and other accredited investors, including the selling stockholders. The shares of preferred stock issued in these private placements and outstanding immediately prior to the initial public offering in December 2006 were automatically converted into shares of the Company’s common stock in connection with the initial public offering. In connection with the Company’s October 2004 private placement, the Company entered into an amended and restated registration rights agreement. Pursuant to the terms of the registration rights agreement, and upon the request of the selling stockholders, on January 24, 2008 the Company filed a registration statement on Form S-3 with the SEC in order to register the disposition from time to time of up to 3,184,519 shares of the Company’s common stock held by the selling stockholders.  The Form S-3 was effective on February 27, 2008.

Principles of Consolidation

The consolidated financial statements include all subsidiaries. All inter-company transactions and balances have been eliminated.  Double-Take Software Canada, Inc. (“Double-Take Canada”), a Canadian corporation and wholly-owned subsidiary of the Company, entered into a share purchase agreement with TimeSpring Software Corporation (“TimeSpring”) on December 24, 2007 and a share purchase agreement with emBoot, Inc (“emBoot”) on July 28, 2008 to acquire 100 percent of both entities, respectively. The consolidated financial statements include the financial results and activities related to Double-Take Canada’s acquisition of TimeSpring and emBoot from the dates of each acquisition.  Double-Take Software S.A.S. (“Double-Take EMEA”) has been consolidated since May 23, 2006, which is the date Double-Take EMEA was acquired.

    [2] Acquisition of emBoot, Inc.:

On July 28, 2008, the Company and Double-Take Canada entered into a share purchase agreement (the “emBoot Purchase Agreement”) with emBoot, a Canadian corporation (a company specializing in network booting technology), and the shareholders of emBoot (the “emBoot Sellers”).  Pursuant to the terms of the emBoot Purchase Agreement, Double-Take Canada acquired from the emBoot Sellers all of the issued and outstanding shares of emBoot for a cash purchase price of approximately $9.6 million plus transaction costs and subject to certain customary post-closing working capital adjustments.  Approximately $1.6 million of the purchase price was placed into escrow for twenty four months after the date of acquisition to secure certain indemnification obligations of the emBoot Sellers.

The acquisition of emBoot was accounted for using the purchase method of accounting and the assets acquired and liabilities assumed were accounted for at their fair values at the acquisition date based on a management review. The amounts are based on currently available information and certain assumptions and estimates that management believes are reasonable. Operating results of the Double-Take Canada acquisition of emBoot are included in the consolidated financial statements from its date of acquisition.

The details of the initial purchase price are as follows:

Cash purchase price	$9,573
Working capital adjustments	40
Transaction costs	280
Total initial purchase price	$9,893

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The allocation is subject to refinement substantially related to the finalization of the post-closing working capital adjustments:

		Life
Cash and cash equivalents	$89
Accounts receivable	119
Prepaid expenses	34
Accounts payable	(1)
Accrued expenses	(173)
Deferred revenue	(20)
Property plant equipment,	35	3 years
Technology related intangible	3,000	5 years
Goodwill	6,810
Net assets acquired	$9,893

    [3] Acquisition of TimeSpring Software Corporation:

On December 24, 2007, the Company and Double-Take Canada, a Canadian corporation and wholly-owned subsidiary of the Company, entered into a share purchase agreement (the “TimeSpring Purchase Agreement”) with TimeSpring Software Corporation, a Canadian corporation, and the shareholders of TimeSpring (the “TimeSpring Sellers”) for the acquisition of TimeSpring.  Pursuant to the terms of the TimeSpring Purchase Agreement, Double-Take Canada acquired from the TimeSpring Sellers all of the issued and outstanding shares of TimeSpring for a cash purchase price of approximately $8.3 million plus transaction costs and subject to certain customary post-closing working capital adjustments.  Approximately $1.4 million of the purchase price was placed into escrow to secure certain indemnification obligations of the TimeSpring Sellers.  Approximately $0.2 million of the purchase price was released from escrow in February 2009.  The remaining $1.2 million of the purchase price will be held in escrow for twenty four months after the date of acquisition.

The acquisition of TimeSpring was accounted for using the purchase method of accounting and the assets acquired and liabilities assumed were accounted for at their fair values at the acquisition date based on a management review.  The amounts are based on currently available information and certain assumptions and estimates that management believes are reasonable.  Operating results of the Double-Take Canada acquisition of TimeSpring are included in the consolidated financial statements from its date of acquisition.  The operating results from December 24, 2007 through December 31, 2007 for Double-Take Canada were de minimus.

The details of the initial purchase price are as follows (in thousands):

Cash purchase price	$8,339
Working capital adjustments	818
Transaction costs	620
Total initial purchase price	$9,777

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.  The allocation was subject to refinement substantially related to the finalization of the post-closing working capital adjustments:

		Life
Bank overdraft	$(149)
Accounts receivable	60
Prepaid expenses and other current assets	1,215
Account payable	(25)
Accrued expenses	(113)
Other liabilities	(92)
Deferred revenue	(36)
Properties and equipment	453	3-5 years
Technology related intangible	1,936	5 years
Goodwill	6,528
Net assets acquired	$9,777

In accordance with the TimeSpring Purchase Agreement between TimeSpring and Double-Take Canada, the Company made post-closing working capital adjustments to the purchase price allocation of $134.  These post-closing adjustments increased the goodwill related to this acquisition to $6,662.

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

	Year Ended December 31,
	2007	2006

Total Revenue	$83,142	$61,373
Net income (loss) attributable to common stockholders	$15,461	$(5,841)
Basic income (loss) per share	$0.72	$(1.36)
Diluted income (loss) per share	$0.67	$(1.36)
Weighted average shares outstanding – basic	21,332	4,306
Weighted average shares outstanding – diluted	23,027	4,306

    [4] Acquisition of Double-Take EMEA:

    On May 23, 2006, the Company acquired all of the issued and outstanding shares of Sunbelt System Software S.A.S. which is now known as Double-Take Software S.A.S., or Double-Take EMEA. From 1998 through the acquisition date, Double-Take EMEA was the principal or exclusive distributor of the Company’s software in the European, Middle Eastern and African market and a certified Double-Take training organization. An initial payment of $1.1 million was made to the former stockholders of Double-Take EMEA for the acquisition, which represented earn-out payments for the period January 1, 2006 through April 30, 2006. Subsequent payments totaling $2.4 million were made through December 31, 2006. A portion of the earn-out payments were held in escrow.  The escrow account was established to hold 20% of the initial $1.1 million payment and 20% of each earn-out payment through December 31, 2007 to satisfy claims against the selling shareholders that we may have from time to time as a result of breaches of representations, warranties or covenants through December 31, 2007.

    The acquisition of Double-Take EMEA was accounted for using the purchase method of accounting, and the assets acquired and liabilities assumed were accounted for at their fair values at the acquisition date based on a management review. The amounts are based on currently available information and certain assumptions and

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

estimates that management believes are reasonable.  Operating results of Double-Take EMEA are included in the consolidated financial statements from its date of acquisition.

    The details of the initial purchase price are as follows (in thousands):

Earn-out payments for the period January 1, 2006 through April 30, 2006	$1,133
Amount due to former Double-Take EMEA shareholders	932
Transaction costs	318
Total initial purchase price	$2,383

    In accordance with Statement of Financial Accounting Standards No 141, Business Combinations (“FAS 141”), earn-out payments, which had been estimated to be between $10 and $12 million, were not all included in the calculation of the purchase price because they were contingent in nature and based on a specified percentage of the payments made to the Company by Double-Take EMEA under the Company’s intercompany distribution agreement through December 2007. A portion of the contingent purchase price equal to the excess of the fair value of the assets acquired and liabilities assumed over the non-contingent portion of the purchase price was accrued in accordance with FAS 141. Earn-out payments in excess of the initial amount recorded as the liability have been recorded as additional purchase price and goodwill.  In 2008, the Company paid the final earn-out payment of $0.3 million.  The aggregate earn-out payments as a result of the acquisition were $10.2 million to the former owners of Double-Take EMEA, $5.2 million of which was recorded as goodwill.  Additionally, the amounts held in escrow were released to the former owners of Double-Take EMEA.

    The identifiable assets and liabilities on the date of acquisition were as follows (in thousands):

		Life
Cash and cash equivalents	$1,778
Accounts receivable,	2,927
Inventory	1,381
Prepaid expenses	2,694
Account payable	(1,229)
Accrued expenses	(1,790)
Other liabilities	(144)
Deferred revenue	(3,944)
Properties and equipment	275	5 years
Other assets	54
Customer relationships	2,267	5 years
Marketing relationships(1)	1,992	8 years
Total assets acquired	$6,261

Purchase Price paid through December 31, 2006	$4,836
Accrued purchase price	1,425
Total	$6,261

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

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

    The consolidated financial statements include the results of operations of Double-Take EMEA from the date of acquisition which was May 23, 2006.  Cost of software in the consolidated financial statements included costs of Double-Take products on hand at Double-Take EMEA on May 23, 2006 (the acquisition date) for the period from May 24, 2006 through the date that all such products were sold.  The following unaudited pro forma information represents the Company’s condensed consolidated results of operations as if the acquisition of Double-Take EMEA had occurred as of the beginning of the year ended December 31, 2006.  The pro forma amounts of net income (loss) attributable to common stockholders include amortization of the amounts ascribed to intangible assets acquired in the acquisition.

Year Ended December 31,
2006

Total Revenue	$65,621
Net income (loss) attributable to common stockholders	$(417)
Basic and diluted income (loss) per share	$(0.10)
Weighted average shares outstanding – basic and diluted	4,306

[5]  Cash and cash equivalents:

    The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

    [6]  Short term investments and fair value

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

    SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes the following three levels of inputs that may be used to measure fair value:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

    The Company’s assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets generally include most money market securities and equity investments and can include certain

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

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

[7]  Accounts receivable and allowance for doubtful accounts:

    Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit issues based on historical trends.

[8]  Fair value other than investments:

    At December 31, 2008 and 2007, the Company’s financial instruments other than investments consist primarily of accounts receivable, accounts payable. The carrying values of accounts receivable and accounts payable approximate their fair value, because of their short-term nature.

[9]  Revenue recognition:

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

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

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

Delivery or performance has occurred.   The Company’s software applications are usually physically delivered to customers with standard transfer terms such as FOB shipping point. Software and/or software license keys for add-on orders or software updates are typically delivered via email. The Company recognizes software revenue upon shipment to resellers and distributors because there is no right of return or refund and generally no price protection agreements. In situations where multiple copies of licenses are purchased, all copies are delivered to the customer in one shipment and revenue is recognized upon shipment. Occasionally, the Company enters into a site license with a customer that allows the customer to use a specified number of licenses within the organization. When a site license is sold, the Company delivers a master disk to the customer that allows the product to be installed on multiple servers. The Company has no further obligation to provide additional copies of the software or user manuals. Revenue on site licenses is recognized upon shipment of the master disk to the customer. Sales made by the Company’s Original Equipment Manufacturer (OEM) partners are recognized as revenue in the month the product is shipped. The Company estimates the revenue from a preliminary report received from the OEM shortly after the end of the month. Once the final report is received, the revenue is adjusted to that based on the final report, usually in the following month. Services revenue is recognized when the services are completed, except for customer support, which is recognized ratably over the term of the customer support agreement, which is typically one year.

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

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

[10]  Cost of revenue:

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

[11]  Property, plant and equipment:

    Furniture, equipment and computer hardware are depreciated using the straight-line method over their estimated useful lives of up to three years. Leasehold improvements are amortized by the straight-line method over the shorter of the remaining initial terms of the respective leases or economic useful life.

[12]  Software development costs:

    Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“FAS 86”), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.  The Company’s current process for developing software is essentially completed concurrently with the establishment of technological feasibility and therefore no software development costs have been capitalized for the years ended December 31, 2008 and 2007.  Costs incurred to develop software programs prior to the achievement of technological feasibility are expensed as incurred.

    [13]  Goodwill:

    The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”).  FAS 142 requires that goodwill with indefinite lives is not amortized but reviewed for impairment if impairment indicators arise and, at a minimum, annually. During 2008, there were no impairment indicators that arose, therefore, the impairment test was completed only annually.  FAS 142 requires a two-step impairment test with the first step comparing the fair value of the reporting unit with its carrying amount.  The second step of the impairment test is comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If in the first step of the impairment test the fair value of the reporting unit exceeds the carrying amount of the reporting unit, then the second step of the impairment test is unnecessary.  During 2008 the fair value of the reporting unit exceeded the carrying value, therefore, goodwill was not impaired as of December 31, 2008.

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

[14]  Intangible assets:

    Intangible assets are amortized using the straight-line method over their estimated useful lives.  Customer relationships and technology related intangibles have an estimated useful life of 5 years and marketing relationships have an estimated useful life of 8 years.

[15]  Impairment of long-lived assets:

    In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the cash flows expected to be derived from those assets are less than carrying amounts of those assets. The Company has not recorded any impairment charge for the years ended December 31, 2008, 2007 and 2006.

[16]  Advertising expense:

    Advertising costs, which include reimbursements to resellers and distributors of $2,868, $2,772 and $2,997 for the years ended December 31, 2008, 2007 and 2006, respectively, are expensed as incurred. Advertising costs are included in sales and marketing costs.

[17]  Income taxes:

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. The application of this Interpretation requires a two-step process that separates recognition from measurement. Upon implementing FIN 48 and performing the analysis, there has not been any increase or decrease to reserves for uncertain tax positions.

[18]  Sales tax:

    The Company records sales tax collected from its customers on a net basis.

[19]  Accounting estimates:

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

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

[20]  Concentration of credit risk:

    The Company grants credit to customers in a wide variety of industries and geographic locations.

    The Company’s cash and cash equivalents and short term investments are carried at their fair value, and at times, may exceed federally insured limits.

[21]  Foreign Currency Translation

    The functional currency of the Company’s foreign operations are the local country’s currency, the Euro and Canadian Dollar. In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“FAS 52”), the assets and liabilities of the Company’s international subsidiaries are translated at their respective period-end exchange rates, and revenues and expenses are translated at average currency exchange rates for the period. The resulting balance sheet translation adjustments are included in “Other comprehensive income (loss)” and are reflected as a separate component of stockholders’ equity (deficit). Foreign currency transaction gains and losses are included in results of operations. Through December 31, 2008, the Company has not entered into any transactions to hedge its exposure to changes in foreign currency exchange rates.

[22]  Comprehensive Income (Loss)

    Comprehensive income (loss), presented in the statement of changes in stockholders’ equity (deficit), includes other comprehensive income and net income or loss. Other comprehensive income includes certain changes in equity that are excluded from net income (loss). Specifically, cumulative foreign currency translation adjustments and unrealized gains (losses) on marketable securities are included in accumulated other comprehensive income.

[23]  Stock-based compensation:

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

[24]  Net income (loss) per share:

    Basic and diluted net loss per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128”). Basic income (loss) per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, adjusted for the dilutive effect, if any, of potential common shares.

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

    The following potential common shares (in thousands) were excluded from the computation of diluted net income (loss) attributable to common stockholders per share because they had an anti-dilutive impact:

	Year Ended December 31,
	2008	2007	2006
Stock options	1,507	727	2,929
Warrants	—	—	82

    [25]  Reclassifications

    Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

[26]  Recent accounting pronouncements:

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

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

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

FAS 162 is effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is evaluating the impact of the adoption of FAS 162 on its financial statements but believes the adoption of FAS 162 will not have a material effect on its consolidated financial position and results of operations.

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

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

Note B —  Revolving Line of Credit

    In October 2003, the Company entered into a 12- month revolving line of credit agreement with Silicon Valley Bank.  In May 2006, the Company entered into an amendment to the Facility (the “Amended Facility”) with Silicon Valley Bank that extended the term of the Facility to April 30, 2007. Under the terms of the Amended Facility, maximum borrowings were the lesser of 75% of eligible receivables or $4,750, including up to $2,500 available for letters of credit, foreign exchange contracts and cash management services. At December 31, 2006, maximum borrowings available under the Amended Facility were $4,750 million, including a $2,000 million letter of credit relating to a settled legal proceeding (see Note G [2]). The rate of interest for the Amended Facility was 0.75% above the prime rate. The Amended Facility was collateralized by all of the Company’s assets, excluding intellectual property.

    In May 2007, the Company entered into another amendment to the credit facility (the “Second Amended Facility”) that extended the term of the facility to April 29, 2008. Under the terms of the Second Amended Facility, the Company’s maximum borrowings are $2,000 less the aggregate amounts undrawn on all outstanding letters of credit, foreign exchange contracts, or any other accommodations issued or incurred, or caused to be issued or incurred by the bank.   Up to $500 of the facility is available for foreign exchange contracts.  The rate of interest for the Second Amended Facility is 0.75% above the prime rate. The facility is collateralized by all of the Company’s assets, excluding intellectual property.

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

In May 2008, the Company entered into another amendment to the credit facility (the “Third Amended Facility”) that extended the term of the facility to April 29, 2009.  Under the terms of the amended credit facility, the Company’s maximum borrowings, amount available for foreign exchange contracts and the rate of interest remained the same as the Second Amended Facility.  The Third Amended Facility modified the need for the consent for an acquisition of 100 percent of an entity’s stock or assets. The facility continues to be collateralized by all of the Company’s assets, excluding the Company’s intellectual property.

    At December 31, 2008, 2007 and 2006, there were no borrowings under this line of credit.  At December 31, 2008, 2007, and 2006 there was a letter of credit outstanding in the amount of $1,000, $1,500 and $2,000, respectively.  As of January 2009, the letter of credit was reduced to $250.

Note C —  CASH, CASH EQUIVALENTS, SHORT TERM INVESTMENTS AND FAIR VALUE

    Short term investments, which are carried at fair value, generally consist of commercial paper and corporate notes with original maturities of one year or less with Standard and Poor’s ratings ranging from A to AAA, and United States Treasury obligations with original maturities of one year or less. The Company classifies these securities as available-for-sale.  Short term investments are $32,524 as of December 31, 2008 and $38,977 as of December 31, 2007.  The Company has recorded $47 of unrealized gains in other comprehensive income as of December 31, 2008 and $14 as of December 31, 2007. During 2008 and 2007, there were no realized gains or losses due to disposition of available-for-sale securities.

    Interest income as of December 31, 2008, 2007 and 2006 was $1,695, $3,019, and $319, respectively.

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

    The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents and short-term investments on its condensed consolidated balance sheet, measured at fair value on a recurring basis as of December 31, 2008:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Cash & cash equivalents
Cash Management Funds	$19,949	$19,949	$—	$—
Total	19,949	19,949	—	—

Short-term Investments
Certificate of Deposit	700	700	—	—
Commercial Paper	1,390	—	1,390	—
Corporate Notes	4,820	4,820	—	—
Money Market Mutual Fund	4,376	4,376	—	—
United States Treasury Notes	11,739	11,739	—	—
United States Treasury Bills	9,499	9,499	—	—
Total	$32,524	$31,134	$1,390	$—

Note D —  Property and Equipment

    Property and equipment consists of the following:

	December 31,
	2008	2007

Equipment	$188	$183
Furniture and fixtures	508	637
Motor Vehicles	109	114
Computer hardware	9,406	7,060
Leasehold improvements	712	695
	10,923	8,689
Less accumulated depreciation and amortization	6,687	4,505
	$4,236	$4,184

   Property and equipment under capital leases as of December 31, 2008 and 2007 are $145 and $185, respectively.

   During the years ended December 31, 2008, 2007 and 2006, the Company recorded depreciation expense of $2,348, $1,636 and $1,189, respectively.

Note e — INTANGIBLE ASSETS

    During the years ended December 31, 2008, 2007 and 2006, the Company recorded amortization of intangible assets of $1,290, $710 and $424, respectively.  These amounts are included in depreciation and amortization.

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

    Intangible assets consist of the following:

	December 31,
	2008	2007

Customer relationships	$2,267	$2,267
Less accumulated amortization	(1,181)	(727)
	$1,086	$1,540

	December 31,
	2008	2007

Marketing relationships	$1,992	$1,992
Less accumulated amortization	(648)	(399)
	$1,344	$1,593

	December 31,
	2008	2007

Technology related intangibles	$4,936	$1,936
Foreign currency translation	(870)	—
Less accumulated amortization	(533)	(8)
	$3,533	$1,928

    Future amortization of intangible assets is estimated as follows:

Year Ending December 31,
2009	$1,558
2010	1,558
2011	1,284
2012	1,214
2013	249
Thereafter	100
Total	$5,963

Note F — Provision for Income Taxes

    The Company’s net income (loss) before income taxes is as follows:

	Year Ended December 31,
	2008	2007	2006
Domestic	$17,598	$15,979	$5,755
Foreign	771	3,310	1,494
Total	$18,369	$19,289	$7,249

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

    The Company’s income tax provision (benefit) is as follows:

	2008	2007	2006
Current
Federal	$6	$2,986	$—
State and Local	—	1,093	—
Foreign	267	1,021	494
Deferred
Federal	372	(4,959)	—
State and Local	79	(930)	—
Foreign	—	—	—
Total	$724	$(789)	$494

    The variances between the Company’s effective income tax rate and the Federal statutory rate are as follows:

	Year Ended December 31,
	2008	2007	2006
Statutory federal income tax expense (benefit) rate	35%	34%	34%
Increase (decrease) in valuation allowance	(48)%	(46)%	(47)%
State taxes (benefit)	4%	5%	6%
Impact of permanent difference	9%	3%	9%
Foreign taxes	2%	0%	7%
Other	2%	0%	(2)%
Effective income tax expense (benefit) rate	4%	(4)%	7%

    The Company has deferred tax assets related to temporary differences and operating loss carryforwards as follows:

	Year Ended December 31,
	2008	2007
Deferred tax assets:
Current:
Allowance for doubtful accounts	$184	$185
Deferred revenue	1,224	816
Accrued bonus	103	—
Foreign tax credit	240	—
Prepaid expenses	(744)	(495)
Net operating loss carryforward	5,438	2,678
Total current deferred tax assets	6,445	3,184
Non-current:
Fixed assets	$111	$163
Straight-line rent	106	159
Net operating loss carryforward	15,742	28,630
Deferred revenue	593
Sales tax reserve	—	39
Other	364	313
Total non-current deferred tax assets	16,916	29,304
Total deferred tax assets	23,361	32,488

Valuation allowance	(17,354)	(26,030)

Deferred liability
Intangible assets	(569)	(569)
Total deferred liability	(569)	(569)

Net deferred tax assets	$5,438	$5,889

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

At December 31, 2008 and 2007, the Company has available state net operating loss carryforwards in certain states ranging from approximately $25,000 to $37,000 and $47,000 to $59,000, respectively, depending upon the state, expiring in various amounts through 2026. The Company also has available Federal net operating loss carryforwards of approximately $36,000 and $59,000 at December 31, 2008 and 2007, respectively, expiring 2017 through 2026. The utilization of these operating loss carryforwards are limited each year based upon changes in ownership as defined in Section 382 of the Internal Revenue Code. In 2007, based upon information available at the time, the Company determined the utilization of the net operating loss carryforwards was limited to $7.1 million per year.  During the fourth quarter of 2008, based upon newly available information, the Company re-evaluated its ability to utilize the benefit from the net operating loss carryforwards.  The Company concluded the net operating loss carryforwards were limited to $15.2 million per year, thus allowing the net operating loss carryforwards to be utilized more quickly than originally anticipated in 2007.

Through December 31, 2006 the Company’s net deferred tax assets were fully reserved due to uncertainty of realization through future operating results.  In 2007, the Company determined that based upon a number of factors, including the Company’s cumulative taxable income over the past two years and expected profitability in future years that certain of its deferred tax assets were more-likely-than-not realizable through future earnings. Accordingly, the Company reversed $5,698 in the second quarter of 2007 and $3,262 in the fourth quarter of 2007 of its deferred income tax valuation allowance and recorded a corresponding tax benefit of $8,960. As a result of the acquisition of TimeSpring, the Company acquired approximately $18,186 of Canadian federal net operating loss carryforwards, $16,558 of Canadian provincial (Quebec) net operating loss carryforwards, and $279 of investment tax credits all of which expire in various amounts through 2026.  Additionally, approximately $11,620 of research and development loss carryforwards were acquired, all of which are available for use indefinitely.  Due to the uncertainty of the realization of these Canadian carryforwards through future operating results, the deferred tax assets attributed to these carryforwards are fully reserved in the valuation allowance.  As of December 31, 2007, the Company’s valuation allowance for deferred tax assets and liabilities was $26,030 due to uncertainty of realization through future operating results.

In 2008, as a result of the increased limit on the utilization of net operating loss carryforwards, the Company concluded it is able to utilize the net operating loss carryforwards more quickly than originally anticipated.  As a result, the Company fully utilized the deferred tax asset recorded in 2007.  Due to the increased net operating loss carryforward limitation available in 2008, the Company reversed the valuation allowance on $3.6 million of deferred tax assets and recorded a corresponding tax benefit.  This deferred tax asset was substantially utilized in 2008.  Additionally the Company reversed and utilized $0.3 million of the available Canadian net operating loss carryforwards in 2008.  In addition, as a result of the increased net operating loss carryforward limitation, the Company expects to receive refunds of income taxes paid in 2008.  The Company has evaluated whether it is more likely than not that it would generate sufficient taxable income to further use the net operating loss carryforwards eligible to be utilized in 2009 and beyond.  Based upon our profitability over the past two years and evaluation of the 2009 expected taxable income, the Company believes it is more likely than not it would generate sufficient taxable income to utilize at least a portion of the net operating loss carryforwards available to be used in 2009 and beyond.  As a result, an additional $5.0 million of the valuation allowance on the deferred tax assets was reversed and a net tax benefit and a deferred tax asset were recorded.  During 2009, the Company will continue to evaluate whether it believes it is more likely than not further net operating loss carryforwards will be able to be utilized.  When further positive evidence exists that the Company will be able to utilize the available net operating loss carryforwards, the Company will reverse additional valuation allowance on the deferred tax assets.

In accordance with FAS 123R, excess tax benefits related to share based payments should be credited to equity.  When determining this excess tax benefit, the Company elected to follow the tax law approach.  As a result, the Company’s excess tax benefit which was recorded to equity was approximately $163 for the year ended December 31, 2008.

The Company adopted the provisions of FIN 48 on January 1, 2007.  The application of this Interpretation requires a two-step process that separates recognition from measurement.  Upon implementing FIN 48 and performing the analysis, there has not been any increase or decrease to reserves for uncertain tax positions.

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax assessments by tax authorities for the years before 2003.

The Company has elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes.  Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of SFAS No. 154, Accounting Changes and Error Corrections.

In 2008, the valuation allowance decreased by $8,676 substantially due to the release of the valuation allowance related to the net operating loss carryforwards described above.  The valuation allowance increased in 2007 by a net amount of $995 due to the acquisition of the tax carryforwards from TimeSpring offset by the release of the valuation allowance and operating income.  The valuation allowance decreased by approximately $3,443 in 2006 due to the utilization of net operating loss carryforwards.

Note G —  Commitments and Contingencies

[1] Leases:

    In September 2001, the Company entered into a lease agreement for its offices in New Jersey which expires in 2011. The Company entered into a lease during 2001 for its office in Indiana that expires in 2010. In March 2003, the Company entered into a sublease agreement for an office in Massachusetts that expired in 2006.    The lease was extended through February 2008.  In 2007, this lease was extended through February 2009.  During 2008 the Company extended this lease through February 2010.  The Company has a lease agreement for its offices in Paris, France that expires in 2016 with the Company having the option to terminate in 2009 and Worcester, United Kingdom that expires in 2009 with the Company having had the option to terminate in 2008, which it did not exercise.  Future minimum annual payments are as follows:

Year Ending December 31,
2009	$1,794
2010	$1,316
2011	$551
2012	$526
2013	$174
Thereafter	$161
$4,522

    Rent expense under operating leases amounted to approximately $2,174, $1,878 and $1,732 for the years ended 2008, 2007 and 2006, respectively.

    Rent expense is calculated by amortizing total rental payments (net of any rental abatements, allowances and other rental concessions), on a straight-line basis, over the lease term.  Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.

[2] Litigation:

    In May 2003, a provider of information storage systems (“Plaintiff”), filed a complaint in the State of California alleging that the Company infringed certain of its patents. In December 2005 the Company and Plaintiff entered into a settlement agreement (the “Settlement Agreement”) wherein all claims and counterclaims were dismissed with prejudice. Under the terms of the Settlement Agreement, the Company made an initial payment to Plaintiff of $3,760 in January 2006 and further agreed to make additional minimum payments aggregating $2,000 which the Company can use towards the purchase or resale of Plaintiff’s products over 4 years. This annual payment obligation is collateralized by a letter of credit.  As the Company has the ability and intent to acquire inventory or

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

fixed assets for the $2,000, no accrual of this amount was made at settlement.  In 2006 Company acquired $500 worth of computer equipment from the plaintiff which was subsequently paid in January 2007.  In 2007 the Company acquired $500 worth of computer equipment.  In 2008, $750 was acquired from the plaintiff leaving $250 required to be purchased in 2009.  As of December 31, 2008, the letter of credit was in the amount of $1,000 and was subsequently reduced to $250 in January 2009.

    In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, at December 31, 2008, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Note H —  Concentration

    The Company sells its products primarily to or through Distributors, VARS and OEMS who in turn sell to end-users of the Company’s products. The Company believes that the loss of any of these reseller/distributors would require the Company to develop other channels to sell its products to end-users.

    During the years ended December 31, 2008, 2007 and 2006, one domestic reseller accounted for approximately 17%, 18% and 20%, respectively, of total sales.  During 2006 one foreign reseller, which was acquired by the Company on May 23, 2006, accounted for approximately 4% of total revenue.  During 2008 and 2007, there were no foreign resellers which accounted for a significant percent of total revenue. The domestic reseller accounted for approximately 17% and 18% of accounts receivable at December 31, 2008 and 2007, respectively.

Note I—  Employment Agreements

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

    Subsequently, in March 2005, the Company entered into a separation agreement (the “Separation Agreement”) with the Former CEO. Pursuant to the Separation Agreement, the Former CEO resigned from the Company and its Board of Directors and entered into a two-year arrangement providing for consulting fees of $275 in the first year and $175 in the second year. The Separation Agreement also contained various provisions related to restrictive covenants concerning non-competition, non-disclosure and non-solicitation. In addition, the Separation Agreement provides that the Former CEO may be required to make certain reimbursements to the Company. The reimbursements, were collateralized by shares of the Company’s common stock owned by the Former CEO. Further, the consulting arrangement was cancelable by the Company if the provisions of the Separation Agreement were not met.

    Under the Separation Agreement, subject to any required repayments being made, the unvested stock options owned by the Former CEO continued to vest over the term of the consulting arrangement, and thereafter were exercisable for the remainder of their term. The table below summarizes the stock options that had been granted to the Former CEO as well as the related outstanding stock options as of December 31, 2007 and 2006:

		December 31, 2007		December 31, 2006
Number of Options Granted	Exercise Price	Vested	Outstanding	Vested	Outstanding	Expired
102,040	$19.60	102,040	102,040	102,040	102,040	2008
10,209	$4.90	10,209	—	10,209	—	2008
366,181	$0.94	366,181	—	366,181	366,181	2008
6,125	$0.94	6,125	6,125	6,125	6,125	2008
6,637	$1.52	6,637	6,637	6,637	6,637	2008
491,192		491,192	114,802	491,192	480,983

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

    On November 2, 2006, the Company entered into a settlement agreement with the Former CEO. Under the terms of the settlement agreement, all actual or potential claims by both the Company and the Former CEO are released and both deny any liability or wrongdoing. Additionally, the consulting agreement with the Former CEO terminated effective October 1, 2006, all unvested stock options immediately vested and the expiration dates of the options were set at the earlier of their original expiration dates or June 22, 2008.  During 2008, the 114,802 outstanding options were either exercised or cancelled.

    In connection with the modification of the terms of the options granted to the Former CEO and the change in the grantee’s status and the settlement, the Company recorded a compensation charge of $1,198 and $119 for the years ended December 31, 2006 and 2005, respectively, based on the estimated fair value of the options during those periods.

    On October 30, 2006, the Company entered into a settlement agreement with its former Chief Operating Officer (the “Former COO”). Under the terms of the settlement agreement, the Former COO agreed to pay $1.2 million to the Company within 5 years of the date of the settlement agreement. The settlement amount bore interest at 4.96% per year compounded semi-annually. In the event of an IPO by the Company, all payments due under the settlement agreement were accelerated and became due within 10 days of the IPO date. Under the terms of the settlement agreement, all actual or potential claims by both the Company and the Former COO were released and both denied any liability or wrongdoing. The $1.2 million payment was received in December 2006 and was recorded in 2006, as a reduction in general & administrative expense.

    The employment terms for the Company’s current Chief Executive Officer (“CEO”), as revised in August 2006, provide for annual compensation of $340,000 and provide for certain transaction and IPO related bonuses. Under the terms of his employment, the Company initially granted the CEO options to purchase 380,182 shares of common stock at $1.52 per share, the fair market value on the date of grant. The options were to vest over 4 years. The CEO subsequently received an additional option grant to purchase 152,073 shares of common stock at $1.96 per share, the then fair market value, and an additional option grant to purchase 38,018 shares of common stock at $1.96 per share, the then fair market value, both of which were to vest over 4 years. In the event of a change in control, all unvested options would immediately vest.  Vesting of the initial option grant was accelerated in full, and vesting of 25% of all other options held by the CEO was accelerated in connection with the IPO. In addition, upon the IPO the Company agreed to grant to the CEO shares of common stock equivalent to 1.45% of the fully-diluted shares of common stock outstanding immediately prior to the IPO which vested immediately. Accordingly, the Company granted 269,845 shares to the CEO and recorded a charge of $3,241 equal to the fair value of the shares granted.  Under SFAS 123(R), the Company recorded a compensation charge of $544 based upon the fair value of the options that were accelerated.  On November 9, 2007 the Company entered into a letter agreement with the CEO.  The letter agreement provides for severance payments, in the event the CEO’s employment with the Company is terminated without cause, in the amount of one times the CEO’s annual salary, which amounts will be paid in accordance with the Company’s regular payroll periods, and provide for the continuation of certain health care benefits for a 12-month period following the CEO’s termination. The payments and benefits under the letter agreements are subject to the CEO executing and not revoking a release of claims shortly after termination and compliance with the terms of a non-disclosure agreement between the Company and the CEO.

    In addition, the Company entered into severance agreements with certain key employees which generally provide for severance if the employees are terminated without cause.  On November 9, 2007, the Company entered into letter agreements or an amended/restated employment agreement with certain key employees.  In general upon termination without cause, these agreements provide for severance payments equivalent to one times annual salary and continued health benefits for a 12-month period following termination.  The payments and benefits under these agreements are subject to the person executing and not revoking a release of claims shortly after termination and compliance with the terms of a non-disclosure agreement between the Company and the person.  Additionally, on December 2, 2008, the Company entered into a severance letter agreement as well as non-disclosure confidentiality and intellectual property assignment agreement with an additional key employee.  The letter Agreement and non-disclosure agreements were entered into to provide this key employee with severance and other arrangements similar to those provided to the other key employees in 2007.

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

Note J —  Stockholders’ Equity

[1]  Common stock:

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

[2]  Warrants:

    Warrants to purchase 81,632 shares of  common stock were  exercised for the year ended December 31, 2006.  Per the terms of the agreement, the holders of the warrants performed a cashless exercise in which the Company received 13,636 shares of common stock in lieu of cash proceeds of $150.  These shares were retired into treasury stock.

    As a result of the Company’s 2006 IPO and the conversion of the Series B Preferred shares to common shares, warrants previously issued for purchase of Series B Preferred were converted into warrants to purchase 45,918 shares of common stock at $2.94 per share. These warrants were outstanding at December 31, 2006.  In addition, 35,714 warrants were also outstanding to purchase common stock exercisable at $1.84 per share at December 31, 2006.  All warrants have a cashless exercise provision and expire either in 2007 or 2013.  In 2007, the Company

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

issued 67,918 shares of common stock upon the exercise of warrants to purchase shares of common stock.  The warrants were exercisable for up to 81,632 shares of common stock; however, pursuant to the terms of the warrant agreements, the holders of the warrants performed cashless exercises in which the Company issued fewer shares in lieu of receiving cash proceeds of $201.  As of December 31, 2008 and 2007, there were no outstanding warrants.

[3]  Stock option plans:

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

    In 2008, the Company issued options to purchase 791,920 shares of common stock, with a weighted average exercise price of $12.17 per share, which is based on exercise prices equal to the fair market value per share on the dates of grant to employees.

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

	Year Ended December 31,
	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,423,495	$4.43	2,929,081	$3.12	2,561,309	$3.79
Options granted	791,920	$12.17	612,603	$17.66	638,637	$4.55
Options cancelled	(148,121)	$17.28	(99,782)	$10.31	(112,667)	$26.32
Options exercised (1)	(84,945)	$1.34	(1,018,407)	$1.55	(158,198)	$0.98
Outstanding at end of year	2,982,349	$8.15	2,423,495	$7.15	2,929,081	$3.12
Options exercisable at year end	1,805,711	$5.24	1,566,352	$4.43	2,048,651	$3.05
Options not vested at year end	1,176,638	$12.61	857,143	$12.13	880,430	$3.26

(1)	Intrinsic value of $907, $16,147 and $1,398 in 2008, 2007 and 2006, respectively. Cash received of $114, $1,589 and $453 in 2008, 2007 and 2006, respectively.

A summary of the status of the Company’s nonvested options and changes during the year is presented below:

	Year Ended December 31,
	2008
	Shares	Weighted Average Grant Date Fair Value
Nonvested options at beginning of year	857,143	$12.13
Options granted	791,920	$12.17
Options vested	(435,458)	$10.18
Options cancelled	(36,967)	$12.33
Nonvested options at end of year	1,176,638	$12.61

The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

The following tables summarize information about stock options outstanding at December 31, 2008 and 2007:
December 31, 2008
Exercise Price	Number of Shares Outstanding	Number of Shares Exercisable	Weighted Average Remaining Contractual Life of Shares Exercisable (in years)
$0.94	357,873	357,873	4.55
$1.52	708,026	682,235	6.16
$1.96	321,707	228,409	7.22
$7.06	161,471	124,749	7.71
$7.40	3,600	83	9.83
$11.00	28,677	24,518	7.95
$11.14	103,500	—	—
$12.01	443,645	80,054	9.14
$12.61	5,000	5,000	0.11
$12.65	150,400	10,311	9.11
$12.85	38,500	—	—
$14.66	29,900	—	—
$14.90	20,054	9,370	8.12
$16.77	384,680	158,422	8.33
$17.20	16,400	5,996	8.57
$17.42	37,500	37,500	8.35
$19.60	40,816	40,816	1.25
$21.27	100,750	25,186	8.98
$21.58	21,200	6,539	8.83
$24.94	1,000	1,000	8.94
$37.29	7,650	7,650	1.51
	2,982,349	1,805,711

December 31, 2007
Exercise Price	Number of Shares Outstanding	Number of Shares Exercisable	Weighted Average Remaining Contractual Life of Shares Exercisable (in years)
$0.94	415,354	412,382	5.39
$1.52	724,942	620,706	7.13
$1.96	337,692	186,688	5.24
$7.06	166,760	101,963	5.71
$11.00	28,995	23,202	5.96
$14.90	22,706	4,679	6.13
$16.77	399,190	65,977	6.34
$17.20	16,400	249	6.58
$17.42	37,500	—	—
$19.60	142,856	142,856	2.26
$21.27	100,750	—	—
$21.58	22,700	—	—
$37.29	7,650	7,650	2.52
	2,423,495	1,566,352

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

    The aggregate intrinsic value of stock options outstanding at December 31, 2008 was approximately $10,718 and the weighted average remaining contractual life was approximately 7.33 years. The aggregate intrinsic value of stock options exercisable at December 31, 2008 was approximately $9,796 and the weighted average remaining contractual life was approximately 6.41 years.

    All options granted are equity awards and the Company has not granted any liability awards. The Company expects to recognize future compensation costs aggregating $9,024 for options granted but not vested as of December 31, 2008. Such amount will be recognized over the weighted average requisite service period, which is expected to be approximately 3 years.

    The Company has reserved shares of common stock for issuance upon redemption of preferred stock and the exercise of warrants and options as follows:

	December 31, 2008	December 31, 2007
Shares reserved for:
The Directors Plan	5,102	25,510
1996 Option Plan	48,466	150,506
2003 Option Plan	1,396,989	1,472,350
2006 Option Plan	2,629,975	2,631,767
	4,080,532	4,280,133

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

	Year Ended December 31,
	2008	2007	2006
Expected Term	7 years	7 years	7 years
Volatility	41.3% - 46.31%	77.46% - 80.0%	80.00%
Risk free rate	3.29% - 3.54%	4.12%-4.82%	4.36%-5.12%
Dividend Yield	—	—	—

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

    The following table presents the stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
Cost of revenue, maintenance and professional services	369	190	118
Sales and marketing	827	451	242
Research and development	1,066	280	266
General and administrative	$1,686	$1,700	$1,589
	$3,948	$2,621	$2,215

Note k — Profit Sharing Plan

    Effective March 1, 1996, the Company adopted a defined contribution plan (the “Plan”), which, as amended, qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who meet eligibility requirements. Employer contributions are discretionary. The Company made discretionary contributions to the Plan of $495, $258, and $0 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note l — Segment Information

The Company operates in one reportable segment.

The Company operates in three geographic regions: The Americas (which includes North, South and Central America and the Caribbean), Europe, Middle East & Africa and Asia-Pacific (which includes Australia and Korea). All transfers between geographic regions have been eliminated from consolidated revenues. Revenue, property and equipment, and intangible assets by geographic region are as follows:

	Year Ended December 31,
	2008	2007	2006
Revenue:
The Americas	$61,433	$51,468	$41,156
Europe, Middle East & Africa	29,668	27,265	16,623
Asia-Pacific	5,202	4,035	3,061
	$96,303	$82,768	$60,840

	December 31,
	2008	2007
Long-lived assets:
North America	$3,998	$3,921
Europe, Middle East & Africa	238	263
Asia-Pacific	—	—
	$4,236	$4,184

	December 31,
	2008	2007
Intangible assets:
North America	$3,553	$1,928
Europe, Middle East & Africa	2,430	3,133
Asia-Pacific	—	—
	$5,963	$5,061

DOUBLE-TAKE SOFTWARE, INC.
Notes to Consolidated Financial Statements - (Continued)

Note m — Related Party Transactions

    After the acquisition of Double-Take EMEA, the Company has had transactions with Sunbelt Software Distribution, Inc., or Sunbelt Distribution. An officer of Double-Take Software Inc. is the director and chief executive officer of Sunbelt Distribution. The balances and transactions with Sunbelt Distribution are described below:

	December 31,
	2008	2007
Trade Receivable	$2,334	$2,901
Trade Payable	$25	$47

	Year Ended December 31, 2008	Year Ended December 31, 2007	May 24, 2006 to December 31, 2006
Sales to Sunbelt Distribution	$11,522	$10,865	$4,537
Purchases from Sunbelt Distribution	$304	$233	$265

Double-Take Software, Inc.

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Cost and Expense	Deductions (See Notes Below)		Balance at end of Period

Year ended December 31, 2006:
Allowance for doubtful accounts	$274	$296	$—		$570
Valuation allowance on deferred tax assets	$28,478	$(3,443)	$—		$25,035
Year ended December 31, 2007:
Allowance for doubtful accounts	$570	$43	$14		$599
Valuation allowance on deferred tax assets	$25,035	$9,955 (3)	$8,960	(2)	$26,030
Year ended December 31, 2008:
Allowance for doubtful accounts	$599	$166	$—		$765
Valuation allowance on deferred tax assets	$26,030	$(64)	$8,612	(2)	$17,354

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Controls and Procedures

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2008 did not include the internal controls of emBoot, Inc. because it was acquired by the Company in July 2008. emBoot, Inc is a consolidated subsidiary whose total assets and total revenue represent approximately 1% and 1% respectively, of related consolidated financial statement amounts as of and for the year ended December 31, 2008.

Our Independent Registered Public Accounting Firm, Eisner LLP, has audited and issued a report on our internal control over financial reporting. The report of Eisner LLP appears below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Double-Take Software, Inc.

We have audited Double-Take Software, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in the accompanying ‘’Management's Annual Report on Internal Control over Financial Reporting’’, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2008 did not include emBoot, Inc. because it was acquired by the Company in July 2008. emBoot, Inc is a consolidated subsidiary whose total assets and total revenue represent approximately 1% and 1% respectively, of related consolidated financial statement amounts as of and for the year ended December 31, 2008. We have also excluded emBoot, Inc. from our audit of internal control over financial reporting.

In our opinion, Double-Take Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Double-Take Software, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years in the three-year period ended December 31, 2008, and our report dated March 12, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ Eisner LLP

New York, New York
March 12, 2009

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

Additional Information

Additional information regarding directors, executive officers and corporate governance is incorporated herein by reference to our 2009 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report with respect to our Annual Meeting of Stockholders to be held on May 14, 2009.

Item 11.	Executive Compensation.

Information responsive to this item is incorporated herein by reference to our 2009 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report with respect to our Annual Meeting of Stockholders to be held on May 14, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about securities available for issuance under our equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	2,982,349	$8.15	1,098,183
Equity compensation plans not approved by security holders	—	$—	—
Total	2,982,349	$8.15	1,098,183

(1)
Consists of shares of common stock to be issued upon exercise of outstanding options granted under our Non-Executive Director Stock Option Plan, 2003 Employees Stock Option Plan and 2006 Omnibus Incentive Plan. Of these plans, the only plan under which options may be granted in the future is the 2006 Omnibus Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

Information responsive to this item is incorporated herein by reference to our 2009 Proxy Statement to be filed with the SEC within 120 days after the fiscal year covered by this annual report with respect to our Annual Meeting of Stockholders to be held on May 14, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this item is incorporated herein by reference to our 2009 Proxy Statement to be filed with the SEC within 120 days after the fiscal year covered by this annual report with respect to our Annual Meeting of Stockholders to be held on May 14, 2009.

Item 14.	Principal Accountant Fees and Services.

Information responsive to this item is incorporated herein by reference to our 2009 Proxy Statement to be filed with the SEC within 120 days after the fiscal year covered by this annual report with respect to our Annual Meeting of Stockholders to be held on May 14, 2009.

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

(c) Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Southborough, Commonwealth of Massachusetts, on March 13, 2009.

Double-Take Software, Inc.

By:	/s/ Dean Goodermote
Dean Goodermote
President, Chief Executive Officer and Chairman of the Board of Directors
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dean Goodermote Dean Goodermote	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	March 13, 2009

/s/ S. Craig Huke S. Craig Huke	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2009

/s/ Deborah M. Besemer Debra M. Besemer	Director	March 13, 2009

/s/ Paul D. Birch Paul D. Birch	Director	March 13, 2009

/s/ Ashoke (Bobby) Goswami Ashoke (Bobby) Goswami	Director	March 13, 2009

/s/ John B. Landry John B. Landry	Director	March 13, 2009

/s/ John W. Young John W. Young	Director	March 13, 2009

INDEX TO EXHIBITS

Exhibit Number		Exhibit Description
2	.01(1)	Share Purchase Agreement dated as of May 23, 2006, by and among Double-Take Software, Inc. (the “Company”), Sunbelt International S.A.R.L. and Mr. Joe Murciano.
2	.02(7)
Share Purchase Agreement among Double-Take Software Canada, Inc. a Canadian Corporation, Double-Take Software, Inc., a Delaware Corporation, TimeSpring Software Corporation, a Canadian Corporation, and the Shareholders of TimeSpring Software Corporation for the sale of all of the issued and outstanding shares of TimeSpring Software Corporation as of December 24, 2007.

3	.01(1)	Second Amended and Restated Certificate of Incorporation of the Company.
3	.02(8)	Second Amended and Restated Bylaws of the Company.
3	.03(9)	Certificate of Designation, Preference and Rights of Series A Junior Participating Preferred Stock.
4	.01(1)	Form of certificate representing the Common Stock, par value $.001 per share, of the Company.
4	.02(10)	Rights Agreement, dated as of November 19, 2008, between the Company and Continental Stock Transfer and Trust Company, as Rights Agent.
10	.01*(1)	1996 Employees Stock Option Plan.
10	.02*(1)	Form of Incentive Stock Award pursuant to the 1996 Employees Stock Option Plan.
10	.03*(1)	Non-Executive Director Stock Option Plan.
10	.04*(1)	Form of Non-Qualified Incentive Stock Option Award pursuant to the Non-Executive Director Stock Option Plan.
10	.05*(1)	2003 Employees Stock Option Plan.
10	.06*(1)	Form of Incentive Stock Award pursuant to the 2003 Employees Stock Option Plan.
10	.07*(1)	Double-Take Software 2006 Omnibus Incentive Plan.
10	.08A*(1)	Form of Incentive Stock Option Agreement pursuant to the Double-Take Software 2006 Omnibus Incentive Plan.
10	.08B*(1)	Form of Nonqualified Stock Option Agreement pursuant to the Double-Take Software 2006 Omnibus Incentive Plan.
10	.08C*(1)	Form of Director Nonqualified Stock Option Agreement pursuant to the Double-Take Software 2006 Omnibus Incentive Plan.
10	.09*(1)	Form of Double-Take Software, Inc. Indemnification Agreement.
10	.10*	Amended and Restated Executive Compensation Plan.
10	.11(1)	Amended and Restated Registration Rights Agreement dated as of October 6, 2004, among the Company and the Holders Named Therein (the “Registration Rights Agreement”).
10	.12(1)	Amendment and Joinder to the Registration Rights Agreement dated as of July 31, 2006.
10	.13(1)	Lease Agreement, dated June 12, 2000, between E-L Allison Pointe II, LLP and the Company.
10	.14(1)	First Amendment to the Lease Agreement, dated June 15, 2000, by and between E-L Allison Pointe II, LLP and the Company.
10	.15(1)	Loan and Security Agreement dated as of October 16, 2003, among the Company and Silicon Valley Bank.
10	.16(1)	Loan Modification Agreement, dated as of April 26, 2004, by and between Silicon Valley Bank and the Company.
10	.17(1)	Third Loan Modification Agreement, by and between Silicon Valley Bank and the Company.
10	.18(1)	Fifth Loan Modification Agreement, by and between Silicon Valley Bank and the Company.
10	.19(1)	Seventh Loan Modification Agreement, by and between Silicon Valley Bank and the Company.
10	.20(1)	Eighth Loan Modification Agreement, between Silicon Valley Bank and the Company.
10	.21(1)	Ninth Loan Modification Agreement, between Silicon Valley Bank and the Company.
10	.22*(1)	Employment Letter, dated August 7, 2006, between Double-Take Software, Inc. and Dean Goodermote.
10	.23*(1)	Employment Letter, dated October 31, 2006, between Double-Take Software, Inc. and S. Craig Huke.
10	.24*(1)	Employment Letter, dated October 31, 2006, between Double-Take Software, Inc. and Daniel M. Jones.

Exhibit Number		Exhibit Description
10	.25+(15)	Products License and Distribution Agreement, dated as of November 16, 2001, by and between the Company and Dell Products L.P. by and on behalf of itself and Dell Computer Corporation.
10	.26(1)	Amendment 3 to Products License and Distribution Agreement, dated as of December 2, 2003, between the Company and Dell Computer Corporation.
10	.27+(1)	Amendment 4 to Products License and Distribution Agreement, effective as of July 25, 2003, between the Company and Dell Computer Corporation.
10	.28+(1)	Amendment 5 to Products License and Distribution Agreement, dated as of December 2, 2003, between the Company and Dell Computer Corporation.
10	.29(1)	Amendment 6 to Products License and Distribution Agreement, effective as of February 26, 2004, between the Company and Dell Computer Corporation.
10	.30(1)	Amendment 7 to Products License and Distribution Agreement, effective as of February 18, 2005, between the Company and Dell Computer Corporation.
10	.31+(1)	Amendment to Products License and Distribution Agreement, effective as of January 31, 2006, between the Company and Dell Computer Corporation.
10	.31A(3)	Amendment to the products License and Distribution Agreement, effective as of June 13, 2007, between the Company and Dell Computer Corporation
10	.32(1)	Restated Xcelerate! Distributor Agreement, dated as of August 28, 2006, between Double-Take Software, Inc. and Sunbelt International.
10	.33(1)	Xcelerate! Partner Agreement, dated August 2, 2001, between the Company and Sunbelt Software Distribution Inc.
10	.34(1)	Addendum 1 to Xcelerate Partner Agreement, dated August 2, 2001, between the Company and Sunbelt Software Distribution Inc.
10	.35(1)	Addendum 3 to Xcelerate Partner Agreement, dated November 27, 2001, between the Company and Sunbelt Software Distribution Inc.
10	.36(1)	Addendum 4 to Xcelerate Partner Agreement, dated May 31, 2002, between the Company and Sunbelt Software Distribution Inc.
10	.37(1)	Addendum 4 to Xcelerate Partner Agreement, dated August 27, 2002, between the Company and Sunbelt Software Distribution Inc.
10	.38(1)	Amendment 5 to Xcelerate Partner Agreement, dated February 13, 2004, between the Company and Sunbelt Software Distribution Inc.
10	.39(1)	Amendment 6 to Xcelerate Partner Agreement, dated February 14, 2004, between the Company and Sunbelt Software Distribution Inc.
10	.40(1)	Amendment 7 to Xcelerate Partner Agreement, dated March 22, 2005, between the Company and Sunbelt Software Distribution Inc.
10	.41(1)	Amendment 8 to Xcelerate Partner Agreement, dated April 1, 2005, between the Company and Sunbelt Software Distribution Inc.
10	.42(1)	Amendment 9 to Xcelerate Partner Agreement, dated February 15, 2006, between the Company and Sunbelt Software Distribution Inc.
10	.43(11)	Amendment 10 to Xcelerate Partner Agreement, dated January 1, 2007 between the Company and Sunbelt Software Distribution, Inc.
10	.44(12)	Amendment 11 to Xcelerate Partner Agreement, dated January 1, 2008 between the Company and Sunbelt Software Distribution, Inc.
10.45		Amendment 12 to Xcelerate Partner Agreement, dated January 1, 2009, between the Company and Sunbelt Software Distribution Inc.
10	.48*(1)	Form of Non-Disclosure Confidentiality Agreement.
10	.49(2)	Loan Modification Agreement dated May 9, 2007 between Silicon Valley Bank and Double-Take Software, Inc.
10	.50*(4)	Form of Change in Control Severance Agreement between Double-Take Software, Inc. and Dean Goodermote, S. Craig, Huke, Daniel M. Jones and Michael Lesh.
10	.51*(5)	Amended and Restated Employment/Severance Agreement, dated November 9, 2007, between Double-Take Software, Inc. and Robert L. Beeler.
10	.52*(6)	Amended and Restated Employment/Severance Agreement, dated November 9, 2007, between Double-Take Software, Inc. and David J. Demlow.
10	.53*(13)	Letter Agreement, dated December 2, 2008, between Double-Take Software, Inc. and Jo Murciano.
10	.55(14)	Eleventh Loan Modification dated May 1, 2008 between Silicon Valley Bank and Double-Take Software, Inc.

Exhibit Number	Exhibit Description
21.01	Subsidiaries of the Company.
23.01	Consent of Eisner LLP.
31.01	Certification of Chief Executive Officer and pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer and pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan or arrangement.

+	Confidential treatment has been requested for certain portions of these agreements, and the confidential portions were filed separately with the SEC.

(1)	The copy of this exhibit filed as the same exhibit number to the Company’s Registration Statement on Form S-1 (File No. 333-136499) is incorporated herein by reference.

(2)	The copy of this exhibit filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33184) for the quarter ended March 31, 2007 is incorporated herein by reference.

(3)	The copy of this exhibit filed as the same exhibit number to the Company’s Current Report on Form 8-K/A (File No. 001-33184) filed on July 23, 2007 is incorporated herein by reference.

(4)	The copy of this exhibit filed as the Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33184) for the quarter ended September 30, 2007 is incorporated herein by reference.

(5)	The copy of this exhibit filed as the Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33184) for the quarter ended September 30, 2007 is incorporated herein by reference.

(6)	The copy of this exhibit filed as the Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33184) for the quarter ended September 30, 2007 is incorporated herein by reference.

(7)	The copy of this exhibit filed as the same exhibit number to the Company’s Current Report on Form 8-K (File No. 001-33184) filed on December 28, 2007 is incorporated herein by reference.

(8)	The copy of this exhibit filed as exhibit number 3.1 to the Company’s Current Report on From 8-K (File No. 001-33184) filed on November 19, 2008 is incorporated herein by reference.

(9)	The copy of this exhibit filed as exhibit number 3.2 to the Company’s Current Report on From 8-K (File No. 001-33184) filed on November 19, 2008 is incorporated herein by reference.

(10)	The copy of this exhibit filed as exhibit number 4.1 to the Company’s Current Report on From 8-K (File No. 001-33184) filed on November 19, 2008 is incorporated herein by reference.

(11)	The copy of this exhibit filed as Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33184) for the quarter ended March 31, 2008 is incorporated herein by reference.

(12)	The copy of this exhibit filed as Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33184) for the quarter ended March 31, 2008 is incorporated herein by reference.

(13)	The copy of this exhibit filed as the same exhibit number to the Company’s Current Report on From 8-K (File No. 001-33184) filed on December 8, 2008 is incorporated herein by reference.

(14)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q (File No. 001-33184) for the quarter ended June 30, 2008 is incorporated herein by reference.

(15)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-K (File No. 001-33184) for the year ended December 31, 2007 is incorporated herein by reference.