Form 10-Q
period 2009-03-31
Double-Take Software, Inc.
filed 2009-04-30
CIK 1370314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(877) 335-5674
(Registrant's telephone number, including area code)

None.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☐      NO  ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one).
   Large accelerated filer    ☐        Accelerated filer    ☑        Non-accelerated filer   ☐      Smaller Reporting Company   ☐
                                                                                                                        (Do not check if a smaller reporting
                                                                                                                        company)

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 23, 2009

common stock, $0.001 par value	22,024,078

DOUBLE-TAKE SOFTWARE, INC.
Form 10-Q
For The Quarterly Period Ended March 31, 2009

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
DOUBLE-TAKE SOFTWARE, INC.
Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008
 (in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,466	$40,659
Short term investments	36,629	32,524
Accounts receivable, net of allowance for doubtful accounts of $807 and $765 at March 31, 2009 and December 31, 2008, respectively	13,014	19,593
Prepaid expenses and other current assets	6,398	6,621
Deferred tax assets	5,489	5,438
Total current assets	103,996	104,835

Property and equipment — at cost, net of accumulated depreciation of $7,250 and $6,687 at March 31, 2009 and December 31, 2008, respectively	4,166	4,236
Customer relationships, net of accumulated amortization of $1,294 and $1,181 at March 31, 2009 and December 31, 2008, respectively	973	1,086
Marketing relationships, net of accumulated amortization of $711 and $648 at March 31, 2009 and December 31, 2008, respectively	1,281	1,344
Technology related intangibles, net of accumulated amortization of $734 and $533 at March 31, 2009 and December 31, 2008, respectively	3,233	3,533
Goodwill	15,946	16,267
Other assets	850	739
Total assets	$130,445	$132,040

Liabilities
Current liabilities:
Accounts payable	1,749	1,280
Accrued expenses	4,405	5,142
Other liabilities	716	390
Deferred revenue	25,071	27,078
Total current liabilities	31,941	33,890

Long-term deferred revenue	4,587	4,614
Long-term deferred rent	90	117
Long-term capital lease obligations	7	9
Total long-term liabilities	4,684	4,740

Total liabilities	36,625	38,630

Stockholders’ Equity
Preferred Stock, $.01 par value per share; 20,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	−	−
Common stock, $.001 par value per share; 130,000,000 shares authorized; 22,024,078 and 22,013,608 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	22	22
Additional paid-in capital	153,955	152,853
Accumulated deficit	(55,639)	(55,594)
Accumulated other comprehensive income:
Unrealized gain on short term investments	9	47
Cumulative foreign currency translation	(4,527)	(3,918)
Total stockholders’ equity	93,820	93,410
Total liabilities and stockholders’ equity	$130,445	$132,040

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008

Revenue:
Software licenses	$7,722	$12,416
Maintenance and professional services	10,444	10,576
Total revenue	18,166	22,992

Cost of revenue:
Software licenses	82	120
Maintenance and professional services	2,057	2,339
Total cost of revenue	2,139	2,459

Gross profit	16,027	20,533

Operating expenses:
Sales and marketing	8,239	9,021
Research and development	3,903	4,019
General and administrative	3,057	3,167
Depreciation and amortization	990	805
Total operating expenses	16,189	17,012

Operating income (loss)	(162)	3,521

Interest income	132	609
Interest expense	(3)	(7)
Foreign exchange (loss)	(63)	(345)

Income (loss) before income taxes	(96)	3,778

Income tax (benefit) expense	(51)	1,625

Net income (loss)	(45)	2,153

Net income (loss) per share:
Basic	$0.00	$0.10
Diluted	$0.00	$0.09

Weighted-average number of shares used in per share amounts:
Basic	22,018	21,942
Diluted	22,018	23,114

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Consolidated Statements of Cash Flows
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(45)	$2,153
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	613	531
Amortization of intangible assets	377	274
Provision for doubtful accounts	65	40
Stock based compensation	1,092	886
Deferred income tax (benefit) expense	(51)	796

Changes in:
Accounts receivable	6,248	2,636
Prepaid expenses and other assets	5	190
Other assets	(148)	2
Accounts payable and accrued expenses	(163)	(2,422)
Other liabilities	293	109
Deferred revenue	(1,620)	633
Net cash provided by operating activities	6,666	5,828

Cash flows from investing activities:
Purchase of property and equipment	(563)	(349)
Purchase of short term investments	(22,007)	(7,745)
Sales of short term investments	17,660	15,500
Acquisitions, net of cash acquired	-	(462)
Net cash (used in) provided by investing activities	(4,910)	6,944

Cash flows from financing activities:
Proceeds from exercise of stock options	10	26
Payment on capital lease obligation	(6)	(24)
Net cash provided by financing activities	4	2

Effect of exchange rate changes on cash	47	(277)

Net increase in cash and cash equivalents	1,760	12,774
Cash and cash equivalents — beginning of period	40,659	25,748
Cash and cash equivalents — end of period	$42,466	$38,245

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$59	$376

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Notes to Consolidated Financial Statements
 (in thousands, except per share amounts)

1.        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Double-Take Software, Inc., a Delaware corporation (the “Company”), develops, sells and supports affordable software that allows IT organizations of all sizes to dynamically move, protect and recover workloads across any distance and any combination of physical and virtual server environments. The Company operates in one reportable segment and its revenues are mainly derived from sales of software and related services. Software is licensed by the Company primarily to distributors, value added resellers (“VARS”) and original equipment manufacturers (“OEMS”), located primarily in the United States and in Europe.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include all subsidiaries. All inter-company transactions and balances have been eliminated.  Double-Take Software Canada, Inc. (“Double-Take Canada”), a Canadian corporation and wholly-owned subsidiary of the Company, entered into a share purchase agreement with TimeSpring Software Corporation (“TimeSpring”) on December 24, 2007 and a share purchase agreement with emBoot, Inc (“emBoot”) on July 28, 2008 to acquire 100 percent of both entities. The consolidated financial statements include the financial results and activities related to Double-Take Canada’s acquisition of TimeSpring and emBoot from the dates of each acquisition.  Double-Take Software S.A.S. (“Double-Take EMEA”) has been consolidated since May 23, 2006, which is the date Double-Take EMEA was acquired.

Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2009, the consolidated statements of operations for the three months ended March 31, 2009 and 2008, and the consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 are unaudited.  The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  They do not include all of the financial information and footnotes required by GAAP for complete financial statements.  The consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments considered necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2009, the Company’s results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008.  All adjustments are of a normal recurring nature.  The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2009.  There have been no significant changes in the Company’s accounting policies during the three months ended March 31, 2009, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, costs and expenses during the periods presented. Based on historical experience and current account information, estimates are made regarding provisions for allowances for doubtful accounts receivable, sales discounts and other allowances, depreciation, amortization, asset valuations and stock based compensation. Actual results could differ from those estimates.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. The application of this Interpretation requires a two-step process that separates recognition from measurement. During the three months ended March 31, 2009, the Company did not recognize any increase or decrease to reserves for uncertain tax positions.

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

The following table sets forth the computation of income per share:

	Three months Ended March 31,
	2009	2008

Net income (loss)	$(45)	$2,153

Weighted average common shares outstanding – basic	22,018	21,942
Dilutive effect of stock options	-	1,172
Dilutive effect of restricted stock units	-	-
Weighted average common shares outstanding – diluted	22,018	23,114

Basic net income per share	$0.00	$0.10
Diluted net income per share	$0.00	$0.09

    The following potential common shares were excluded from the computation of diluted net income per share because they had an anti-dilutive impact:

	Three Months Ended March 31,
	2009	2008
Stock options	3,102	1,351
Restricted stock units	290	-

3.        CASH AND CASH EQUIVALENTS, SHORT TERM INVESTMENTS AND FAIR VALUE

Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks and other money market securities with remaining maturities at date of purchase of 90 days or less.

Short term investments, which are carried at fair value, generally consist of commercial paper and corporate notes with original maturities of one year or less with Standard and Poor’s ratings ranging from A-1 to AAA, and United States Treasury obligations with original maturities of one year or less. The Company classifies these securities as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income. Interest received on these securities is included in interest income. Realized gains or losses upon disposition of available-for-sale securities are included in other income.

FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes the following three levels of inputs that may be used to measure fair value:

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

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents and short term investments on its consolidated balance sheet, measured at fair value on a recurring basis as of March 31, 2009:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)

Cash & cash equivalents
Cash Management Funds	$25,702	$25,702	$-	$-
Total	$25,702	$25,702	$-	$-

Short-term Investments
Certificate of Deposit	$700	$700	$-	$-
Commercial Paper	5,844	-	5,844	-
Corporate Notes	2,107	2,107	-	-
Money Market Mutual Fund	4,192	4,192	-	-
United States Treasury Notes	19,008	19,008	-	-
United States Treasury Bills	4,778	4,778	-	-
Total	$36,629	$30,785	$5,844	$-

4.        PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31,	December 31,
	2009	2008
Equipment	$188	$188
Furniture and fixtures	511	508
Motor Vehicles	94	109
Computer hardware	9,861	9,406
Leasehold improvements	762	712
	11,416	10,923
Less accumulated depreciation and amortization	7,250	6,687
	$4,166	$4,236

5.        INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31,	December 31,
	2009	2008
Customer relationships	$2,267	$2,267
Less accumulated amortization	(1,294)	(1,181)
	$973	$1,086

Marketing relationships	$1,992	$1,992
Less accumulated amortization	(711)	(648)
	$1,281	$1,344

Technology related intangibles	$4,936	$4,936
Foreign currency translation	(969)	(870)
Less accumulated amortization	(734)	(533)
	$3,233	$3,533

6.        CONTINGENCIES

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, at March 31, 2009, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.

7.        STOCKHOLDERS’ EQUITY (in thousands, except share and per share amounts)

Common stock

Options to purchase 10,470 and 19,189 shares of common stock were exercised for the three months ended March 31, 2009 and 2008, respectively, and the Company received aggregated proceeds of $10 and $26, respectively.

Restricted Stock Units

In the three months ended March 31, 2009, the Company issued 289,804 restricted stock units with a weighted average grant date fair value of $7.03.  Except for the restricted stock units granted to the French employees, the restricted stock units vest annually in four equal installments from the grant date.  The restricted stock units granted to the French employees vest in two equal installments on the second and fourth anniversaries from the grant date.  Upon each vesting, the restricted stock units become unrestricted shares of common stock.  In the three months ended March 31, 2009, the Company recognized compensation expense of $61 relating to this issuance.  The remaining $2,000 will be recognized over the remaining vesting period which is approximately 3.88 years.

Stock option plans

In the three months ended March 31, 2009, the Company issued options to purchase 153,440 shares of common stock, with a weighted average exercise price of $6.96 per share, which is based on exercise prices equal to the fair market value per share on the dates of grant.  The weighted average fair value as of the grant date of the options issued was $3.27.

A summary of the Company’s stock option activity for the three months ended March 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,982,349	$8.15
Options granted	153,440	$6.96
Options cancelled	(23,164)	$13.80
Options exercised (1)	(10,470)	$0.97
Outstanding at March 31, 2009	3,102,155	$8.07	$7.24	$7,277
Options exercisable at March 31, 2009	1,960,784	$5.67	$6.37	$6,902
Options expected to vest at March 31, 2009	968,838	$11.96	$7.24	$353

(1)	Cash received of $10.

The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

All options granted are equity awards and the Company has not granted any liability awards.  The Company expects to recognize future compensation costs aggregating $8,351 for options granted but not vested as of March 31, 2009.  Such amount will be recognized over the weighted average requisite service period, which is expected to be approximately 2 years.  The options generally have a contractual life of ten years.

The fair values of options granted were estimated at the date of grant using the following assumptions:

	Three Months Ended March 31,
	2009	2008
Expected Term	7 years	7 years
Volatility	42.27%	49.97%
Risk free rate	2.28%	3.37%
Dividend Yield	—	—

The following table presents the stock-based compensation expense for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Cost of revenue, maintenance and professional services	$99	$83
Sales and marketing	269	174
Research and development	295	226
General and administrative	429	403
	$1,092	$886

8.        INCOME TAXES

In the three months ended March 31, 2009 and 2008, the Company recorded a current tax benefit of $51 and a current tax expense of $1,625, respectively related to loss or income generated during the periods using an effective tax rate currently expected to be in effect for the full year.

As of December 31, 2008, the Company had recorded a valuation allowance of $17,354 against net deferred tax assets, which are primarily comprised of net operating loss carryforwards as a result of operating losses incurred since inception.  Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which is uncertain. Accordingly, the net deferred tax assets were offset by a valuation allowance.

The Company analyzes the carrying value of its deferred tax assets on a regular basis.  In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies.  The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business.  During the three months ended March 31, 2009, there was no reversal of the valuation allowance.  The valuation allowance will be maintained until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

The Company adopted the provisions of FIN 48 on January 1, 2007.  The application of this Interpretation requires a two-step process that separates recognition from measurement.  During the three months ended March 31, 2009, the Company did not recognize any uncertain tax positions and the Company did not recognize any increase or decrease to reserves for uncertain tax positions.

The Company has elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes.  Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections.

9.        DEFINED CONTRIBUTION PLAN

Effective March 1, 1996, the Company adopted a defined contribution plan (the “Plan”), which, as amended, qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who meet eligibility requirements. Employer contributions are discretionary.  In the first quarter of 2009 the Company discontinued employer contributions to the Plan.  The Company recorded an expense of $0 and $252 for employer contributions to the Plan for the three months ended March 31, 2009 and 2008, respectively.

10.      SEGMENT INFORMATION

The Company operates in one reportable segment.

The Company operates in three geographic regions: The Americas (which includes North, South and Central America and the Caribbean) Europe, Middle East & Africa and Asia-Pacific (which includes Australia and Korea). All transfers between geographic regions have been eliminated from consolidated revenues. Revenue, property and equipment and intangible assets by geographic region are as follows:

	Three Months Ended March 31,
	2009	2008
Revenue:
The Americas	$11,061	$13,937
Europe, Middle East & Africa	5,833	7,675
Asia-Pacific	1,272	1,380
	$18,166	$22,992

	March 31, 2009	December 31, 2008
Property and equipment:
The Americas	$3,876	$3,998
Europe, Middle East & Africa	290	238
Asia-Pacific	—	—
	$4,166	$4,236

	March 31, 2009	December 31, 2008
Intangible assets:
The Americas	$3,233	$3,533
Europe, Middle East & Africa	2,254	2,430
Asia-Pacific	—	—
	$5,487	$5,963

11.      RELATED PARTY TRANSACTIONS

The Company has had transactions with Sunbelt Software Distribution, Inc., or Sunbelt Distribution.  An officer of the Company who joined the Company as a result of the acquisition of Double-Take EMEA is Chairman of Sunbelt Distribution.  The balances and transactions with Sunbelt Distribution are described below:

	March 31, 2009	December 31, 2008
Trade Receivable	$1,026	$2.334
Trade Payable	$15	$25

	Three Months Ended March 31,
	2009	2008
Sales to Sunbelt Distribution	$1,909	$2,467
Purchases from Sunbelt Distribution	$51	$91

12.      RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  FAS 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company adopted FAS 161 effective January 1, 2009 and the implementation of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards 141 (revised 2007), Business Combinations, (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”), which amended certain provisions of FAS 141R related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. FAS 141R and FSP FAS 141R-1 became effective in the first quarter of 2009. At the time of adoption there were no pending business combinations.  As a result the implementation of this standard did not have an impact on the Company’s consolidated financial position and results of operations.  Any future impact of adopting FAS 141R will be dependent on the future business combinations that the Company may pursue after January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“FAS 160”). This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance was effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company adopted FAS 160 effective January 1, 2009 and the implementation of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The hierarchy under FAS 162 is as follows:

▪
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, AICPA Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB, and Rules and interpretive releases of the SEC for SEC registrants.

▪	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

▪	AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the EITF, and Appendix D EITF topics.

▪
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

FAS 162 was effective November 2008.  The adoption of FAS 162 did not have a material effect on the Company’s consolidated financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R, and other U.S. generally accepted accounting principles.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company adopted FAS 142-3 effective January 1, 2009 and the implementation of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued three new FSPs relating to fair value accounting; FAS 157-4, Determining Fair Value When Market Activity Has Decreased (“FSP FAS 157-4”), FSP FAS 115-2 and FAS 124-2, Other-Than-Temporary Impairment (“FSP FAS 115-2 and FAS 124-2”) and FSP FAS 107-1 and APB 28-1, Interim Fair Value Disclosures for Financial Instruments (“FSP FAS 107-1 and APB 28-1”). These FSPs impact certain aspects of fair value measurement and related disclosures. The provisions of these FSPs are effective for interim periods beginning after June 15, 2009; however the Company does not expect the impact of adopting these FSPs to have a material effect on its consolidated results of operations or financial position.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

    We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements.  Forward-looking statements in this Form 10-Q include statements about:

•	competition and competitive factors in the markets in which we operate;

•	demand for our software;

•	our ability to transition to a broader focus on software for dynamic infrastructure;

•	the advantages of our technology as compared to others;

•	changes in customer preferences and our ability to adapt our product and services offerings;

•	our ability to obtain and maintain distribution partners and the terms of these arrangements;

•	our plans for future product development and future acquisitions;

•	the integration of TimeSpring Software Corporation (“TimeSpring”), known as Double-Take Software Canada, Inc. (“Double-Take Canada”) and the TimeData products into our business;

•	the integration of emBoot, Inc. (“emBoot”) and its products into our business;

•	our ability to develop and maintain positive relationships with our customers;

•	our ability to maintain and establish intellectual property rights;

•	our ability to retain and hire necessary employees and appropriately staff our development, marketing, sales and distribution efforts;

•	our cash needs and expectations regarding cash flow from operations;

•	our ability to manage and grow our business and execution of our business strategy;

•	our expectations for future revenue;

•	the impact of macro-economic trends on our business; and

•	our financial performance.

    The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements.  There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements.  These important factors include those that we discuss in this section of our Form 10-Q and in the “Risk Factors” section in our annual report on Form 10-K, which we filed with the SEC on March 13, 2009.  You should read these factors and the other cautionary statements made in this Form 10-Q in combination with the more detailed description of our business in our annual report on Form 10-K as being applicable to all related forward-looking statements wherever they appear in this quarterly report.  If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

The disaster recovery market has been our primary historical focus, but as a result of recent acquisitions and internal development, we are expanding into adjacent markets for system migrations, back-up and network booting, which is part of our business model of offering products that optimize workloads for dynamic infrastructure. With our acquisition of TimeSpring Software Corporation in December 2007, now known as Double-Take Canada, Inc. (“Double-Take Canada”) and its TimeData products we can also recover data from almost any point in time from a repository located on- or off-site.  In July 2008, we acquired emBoot, Inc., which is now included as part of Double-Take Canada, and specializes in network booting technology.  The technology acquired with emBoot allows organizations to easily assign and re-assign computing workloads to any available Windows or Linux physical servers or desktops or any virtual machine in their environment.  IT organizations can now move those workloads around in a matter of minutes, whether it is because a disaster has occurred, a data center is moving, the company has decided to virtualize its infrastructure or an application needs more capacity.  We estimate that we have sold approximately 185,000 software licenses to more than 19,500 customers.

From 2005 through 2008 we experienced substantial growth.   We increased our total revenue from $40.7 million for the year ended December 31, 2005 to $96.3 million for the year ended December 31, 2008, and we have gone from having a net loss of $3.8 million to net income of $17.6 million during that same period. We believe that our focus on providing affordable software to companies of all sizes through an efficient direct sales team and a robust distribution network has been instrumental to our revenue growth.

As a result of our investments in developing our software and establishing our broad distribution network, as well as legal fees and settlement costs associated with the defense and settlement of a legal case involving our intellectual property, we experienced significant operating losses through 2005.  Our ability to increase the productivity of our sales force and distribution partners while controlling our other expenses led to the improvement in our results through 2008.  Our acquisition of Double-Take EMEA on May 23, 2006 has also contributed to our improved results from 2005 through 2008, while costs associated with our acquisitions in Canada have served to decrease net income.

Effect of Recent Market Conditions and Uncertain Economic Environment on our Business

    Total revenue for the three months ended March 31, 2009 was $18.2 million which was a decrease of $4.8 million from the three months ended March 31, 2008.  Software revenue comprised $4.7 million of the total revenue decrease.  During the second half of 2008, we began to experience the effects of worsening economic conditions, further exacerbated by customer-specific challenges and significant disruptions in the financial and credit markets globally.   We continued to experience the effects of the economic slowdown into the first quarter of 2009.  In the first quarter of 2009, order delays, lengthening sales cycles and slowing deployments worldwide all contributed to the decrease in revenue from the first quarter of 2008 to the first quarter of 2009.  The first quarter of 2009 was the first quarter since before 2005 we have experienced a decrease in total revenue as compared to the same quarter of the previous year.

Significant uncertainty around current and future macroeconomic and industry conditions continues to persist.   We believe these conditions and the lack of liquidity in the capital markets had an effect upon the capital spending of our customers during the first quarter of 2009.  Moreover, we remain uncertain of the continued impact of any near-term changes of enterprise and consumer spending and behavior, in response to these market conditions. The level of competition we face during periods of economic weakness can be expected to increase.  We cannot be certain how long these conditions will continue and the magnitude of their effects on our business and results of operations.  These conditions continue to negatively affect our ability to close business and continue to make our forecasting and planning more difficult.

While we expect the near term market conditions to remain challenging, we continue to believe in our ability to execute our business plan in the near term and our longer term market opportunities.  We believe the need for organizations to protect, recover and maintain their data, applications and operating systems and affordable software that enables dynamic infrastructure will require our current customers as well as new customers to continue to invest in their infrastructure.  As a result, we intend to continue to prudently invest in our business, through continued product development and sales and marketing efforts.  While the company's sales pipelines continue to support generating revenue and net income in 2009, the predictability of closure on those pipelines remains uncertain.  Therefore financial performance for 2009 remains difficult to predict, including the predictability of the extent of any revenue growth and the extent of net income.

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

On December 24, 2007, we completed our acquisition of Double-Take Canada.  The acquisition did not provide meaningful revenue in 2008, but we believe the acquisition of Double-Take Canada’s patented technology and the engineering expertise of the employees, specifically in the area of file systems and application level recovery, fits extremely well into our core capabilities as does the product design into our architecture.  We expect that this acquisition will help broaden development efforts of our products.   On July 28, 2008, we completed our acquisition of emBoot.  The acquisition did not provide meaningful revenue in 2008. We expect substantially all of the on-going expenses related to Double-Take Canada will be related to research and development and to a lesser extent depreciation and amortization.  We expect the on-going use of the acquired technologies to further expand our product offering in future periods.

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

Our software revenue generated approximately 43% and 54% of our total revenue for the three months ended March 31, 2009 and 2008, respectively.  Our software revenue generally experiences some seasonality.  We believe that many organizations do not make the bulk of their information technology purchases, including software, in the first quarter of any year.  We believe that this historically has generally resulted in lower revenue generated by software sales in our first quarter of any year.  Historically, we have also experienced lower revenue in the summer months.  Due to the recent economic downturn, our quarterly revenue predictability has decreased significantly.  As a result, future quarterly revenue may trend differently than it has historically.  Predicting quarterly revenue trending is more difficult than ever, but we believe that in line with our historical seasonality the first quarter of 2009 should be the weakest quarter of the year.

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

Of total maintenance and professional services revenue, maintenance revenue represented 93% and 91% for the three months ended March 31, 2009 and 2008, respectively.  Professional services generated the remainder of our total maintenance and professional services revenue in these periods.

Of our total revenue, maintenance revenue represented 53% and 42% for the three months ended March 31, 2009 and 2008, respectively.  Professional services accounted for 4% of our total revenue for the three months ended March 31, 2009 and 2008.  Our maintenance and professional services revenue historically has generated lower gross margins than our software revenue.  The gross margin generated by our maintenance and professional services revenue was 80% and 78% for the three months ended March 31, 2009 and 2008, respectively.  We have focused on increasing our maintenance revenue and we believe it has increased more rapidly than license revenue due to price increases and increased renewal rates attributable to focused sales efforts and the inclusion of significant new functionality in the product at no charge for licenses on which maintenance has been purchased.  As the percentage of total revenue attributable to maintenance increases, our overall gross margins will be adversely affected.  Additionally, as a result of the current economic downturn, companies may decide not to renew their annual maintenance.  Should this happen, maintenance and professional services revenue may decrease.

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

Historically, our research and development efforts have been primarily devoted to increases in features and functionality of our existing software. We expect research and development expense to increase in the future as we continue to develop new solutions for our customers.  We expect research and development expense to increase as a percentage of revenue in 2009 as we continue to invest in product development efforts. The 2009 research and development expense will include a full year of expense related to Double-Take Canada’s acquisition of emBoot as compared to a partial year in 2008 as the acquisition was made in July 2008.

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

Results of Operations

    Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2009

    Revenue. We derive our revenue from sales of our products and support and services.  Revenue decreased 21% to $18.2 million, for the three months ended March 31, 2009, from $23.0 million for the three months ended March 31, 2008.  Revenue for 2009 includes revenue from our acquisition of emBoot which is now a part of Double-Take Canada.  Of our sales in the three months ended March 31, 2009, 90% was attributable to sales to or through our indirect channels such as distributors, value-added resellers and OEMs, which was an increase from 87% of our sales attributable to sales to or through our indirect channels for the three months ended March 31, 2008. This percentage can vary from quarter to quarter and we do not expect to significantly increase our proportion of sales from direct sales.  Of our sales in the three months ended March 31, 2009, 10% was attributable to direct sales to end users, a decrease from 13% of our total sales attributable to end users in the three months ended March 31, 2008.  Historically, our total revenue has generally increased each quarter within a calendar year with the first quarter of the year being the weakest quarter.  For the first time since before 2005, the current quarter’s total revenue decreased from the same quarter of the previous year.  While we currently expect revenue growth each quarter in 2009, each quarter’s revenue may be less than the same quarter of the previous year.  This decrease is a result of the global economic weakness currently being experienced as discussed above in Effect of Recent Market Conditions and Uncertain Economic Environment on our Business.

Software License Revenue.  Software revenue decreased $4.7 million, or 38%, from $12.4 million in the three months ended March 31, 2008 to $7.7 million in the three months ended March 31, 2009.  While we had approximately $0.9 million of software license revenue related to new products offered during the three months ended March 31, 2009 which were not available during the three months ended March 31, 2008, software revenue decreased.  The decrease in software revenue was primarily due to the global economic slowdown which has resulted in decreased or delayed corporate capital expenditures.  To a lesser extent, changing foreign currency exchange rates also had an effect on software license revenue.  During the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, the United States dollar was stronger against both the euro and the pound sterling.  As a result software license revenue decreased by approximately 8% during the three months ended March 31, 2009 from what it would have been during this time period had foreign currency exchange rates remained constant from the three months ended March 31, 2008.

Software sales made to or through our distributors, value-added resellers and OEMs generated approximately 91% and 90% of total software sales in the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009 and 2008, approximately 9% and 10%, respectively, of our software sales were made solely by our direct sales force.  During the three months ended March 31, 2009 and 2008, approximately 14% and 11%, respectively, of our software sales were made to our distributors for sale to value-added resellers, approximately 70% and 73%, respectively, of our software sales were made directly through resellers and approximately 7% and 6%, respectively, of our software sales were made through OEMs. We believe that we will need to continue to maintain close relationships with our partners to sustain and increase profitability. We have no current plans to focus future growth on one distribution channel versus another. We believe our direct sales force complements our indirect distribution network, and we intend to continue to increase revenue generated by both.

In the three months ended March 31, 2009, the median price of sales of Double-Take software licenses to customers was approximately $4,000.  Since the nominal price increases implemented during 2007, the pricing of our product has not changed. We believe that, historically, the pricing and sales cycles have contributed to more balanced sales throughout the year and more predictable revenue streams in comparison to other software companies with perpetual license models. We believe that the affordability of our software is a competitive advantage.  However, the predictability of software sales has declined over the past several quarters.

Maintenance and Professional Services Revenue.  Maintenance and professional services revenue decreased $0.1 million, or 1%, from $10.6 million in the three months ended March 31, 2008, to $10.4 million in the three months ended March 31, 2009.  Maintenance and professional services revenue represented 57% of our total revenue in the three months ended March 31, 2009 and 46% of our total revenue in the three months ended March 31, 2008. Maintenance revenue increased $0.1 million, or 1%, from $9.6 million in the three months ended March 31, 2008, to $9.7 million in the three months ended March 31, 2009.  The slight increase in maintenance revenue was attributable to continued maintenance renewals resulting from heightened sales focus and the inclusion of significant new functionality in the product at no charge for licenses on which maintenance has been purchased.  Additionally, maintenance revenue was recognized in the first quarter of 2009 on new licenses sold in the past year.  Professional services revenue decreased $0.3 million, or 27%, from $1.0 million in the three months ended March 31, 2008, to $0.7 million in the three months ended March 31, 2009. The decrease in professional services revenue for the three months ended March 31, 2009 was due to fewer engagements being completed in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 as many customers delayed the implementation of projects previously scheduled and there were fewer new projects sold in the first quarter 2009 compared to the first quarter 2008.  There are variations in scheduling of the delivery of professional services from quarter to quarter which will impact the amount of professional services recognized in each quarter.  Additionally, to a lesser extent, changing foreign currency exchange rates also had an effect on maintenance and professional services revenue.  During the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, the United States dollar was stronger against both the euro and the pound sterling.  As a result, professional services and maintenance revenue decreased by approximately 8% during the three months ended March 31, 2009 from what it would have been during this time period had foreign currency exchange rates remained constant from the three months ended March 31, 2008.

Cost of Revenue and Gross Profit

Total cost of revenue decreased $0.3 million, or 13%, from $2.5 million for the three months ended March 31, 2008 to $2.1 million in the three months ended March 31, 2009.  Total cost of revenue represented 12% and 11% of our total revenue in the three months ended March 31, 2009 and 2008, respectively.

    Cost of software revenue decreased $38,000, or 32%, from $120,000 for the three months ended March 31, 2008 to $82,000 for the three months ended March 31, 2009.  The decrease was a result of decreased royalties paid to third parties related to software included in our product.  In the three months ended March 31, 2009 and 2008 the cost of software was 1% of total revenue.

Cost of services revenue decreased $0.3 million, or 12%, from $2.3 million for the three months ended March 31, 2008 to $2.1 million in the three months ended March 31, 2009.  The decrease was primarily related to a decrease of $0.1 million of bonus expense directly related to decreased revenue and profitability.   Additionally as a result of our continued cost control efforts, travel expense decreased and the employer match to the 401(k) plan was discontinued all resulting in a decrease in expense of $0.2 million.  Cost of services revenue represented 20% of our services revenue in the three months ended March 31, 2009 and 22% in the three months ended March 31, 2008.

    Gross profit decreased $4.5 million, or 22%, from $20.5 million for the three months ended March 31, 2008 to $16.0 million for the three months ended March 31, 2009.  The decrease is due primarily to the drop in revenue in the first quarter 2009.  Gross margin remained substantially constant at 88% and 89% in the three months ended March 31, 2009 and 2008, respectively.

Operating Expenses

Effect of Changing Foreign Currency Rates on Expenses. During the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, the United States dollar was stronger than the euro, the pound sterling and the Canadian dollar.  As a result, operating expenses decreased by approximately 5% during the three months ended March 31, 2009 from what they would have been during the time period had foreign currency exchange rates remained constant from the three months ended March 31, 2008. The overall fluctuation in operating expenses, which includes the effect of foreign currency rates, is described below.

Sales and Marketing.  Sales and marketing expenses decreased $0.8 million, or 9%, from $9.0 million for the three months ended March 31, 2008 to $8.2 million for the three months ended March 31, 2009.  The decrease was substantially due to decreased bonus and commission expense of $0.7 million directly related to decreased revenue and profitability.  As a result of our continued cost control efforts, travel expense decreased by $0.1 million and outside marketing and consulting expense decreased by $0.2 million.  As a further cost control measure, the employer match to the 401(k) plan was discontinued which resulted in an expense decrease of $0.1 million.  The expense decreases were partially offset by an increase of $0.2 million of compensation expense and $0.1 million of expense related to FAS 123(R) as a result of increased headcount.

Research and Development.  Research and development expenses decreased $0.1 million, or 3%, from $4.0 million for the three months ended March 31, 2008 to $3.9 million for the three months ended March 31, 2009.  The decrease was due to decreased bonus expense of $0.1 million directly related to decreased revenue and profitability.  Additionally as a result of our continued cost control efforts, third party development expense decreased by $0.1 million and travel and training expense decreased by $0.1 million.  As a further cost control measure, the employer match to the 401(k) plan was discontinued which resulted in an expense decrease of $0.1 million.  The expense decreases were partially offset by increased headcount which resulted in an increase of $0.3 million of compensation expense, of which $0.2 million related to our acquisition of emBoot, and $0.1 million of expense related to FAS 123(R).

    General and Administrative.  General and administrative expenses decreased $0.1 million, or 3%, from $3.2 million for the three months ended March 31, 2008 to $3.1 million for the three months ended March 31, 2009.  The decrease was primarily related to a decrease of $0.2 million of bonus expense directly related to decreased revenue and profitability.   Additionally as a result of our continued cost control efforts, third party consulting expense primarily related to Double-Take EMEA decreased, travel expense decreased and the employer match to the 401(k) plan was discontinued all resulting in a decrease in expense of $0.2 million.  The expense decreases were partially offset by an increase of $0.1 million of compensation expense and expense related to FAS 123(R) as a result of increased headcount and an increase of $0.1 million in bad debt expense related to Double-Take EMEA.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.2 million, or 23%, from $0.8 million in the three months ended March 31, 2008 to $1.0 million for the three months ended March 31, 2009.  The increase was attributable to increased depreciation expense associated with increased capital expenditures and increased amortization related to the technology related intangibles which were acquired in connection with the acquisition of emBoot on July 28, 2008.

Interest Income.  Interest income was $0.1 million for the three months ended March 31, 2009 as compared to $0.6 million for the three months ended March 31, 2008. While our cash and short term investments increased by $9.3 million from March 31, 2008 to March 31, 2009, our interest income decreased by $0.5 million.  The decrease was a result of lower returns on our cash and short term investments which matured during the three months ended March 31, 2009 and were reinvested at lower rates than in 2008.  The cash and short term investments were reinvested substantially in United States treasury notes and bonds and cash management funds.  During 2009, should the interest rates continue to remain at lower or even similar levels than those experienced in 2008, we expect our interest income to remain at lower amounts.

Foreign Exchange (loss)

For the three months ended March 31, 2009, the foreign exchange loss was $0.1 million as compared to $0.3 million for the three months ended March 31, 2008. The foreign currency fluctuations are substantially related to Double-Take EMEA.  For the three months ended March 31, 2008, the loss occurred on assets we had which were denominated in pounds sterling in Europe.  These assets were converted to Euros and then subsequently to US dollars for financial statement reporting purposes.  Since the pound sterling weakened significantly during the three months ended March 31, 2008 against the euro, the translation to euros and then subsequently to US dollars produced the loss.  The $0.1 decrease in the loss for the three months ended March 31, 2008 to the three months ended March 31, 2009 is substantially a result of our reorganization of the legal entity structure of Double-Take EMEA in the fourth quarter of 2008.  The reorganization of the entities reduced the amount of Double-Take EMEA assets denominated in pounds sterling therefore reducing our exposure to currency fluctuations between the pound sterling and the euro.  We may from time to time have assets which are denominated in currencies other than the functional currency of the Double-Take EMEA entity.  As a result, we do still have a slight exposure to currency differences between the pound sterling and the euro.

Income Tax (Benefit) Expense

    Income tax (benefit) was a benefit of $0.05 million for the three months ended March 31, 2009 compared to an expense of $1.6 million for the three months ended March 31, 2008. In the three months ended March 31, 2009 and 2008, we recorded a tax benefit or expense using the effective tax rate currently expected to be in effect for the full year.  Because we experienced a net loss for the three months ended March 31, 2009, we recorded a tax benefit. The effective tax rate increased from 43% for the three months ended March 31, 2008 to 53% for the three months ended March 31, 2009.   The increase in the effective tax rate was substantially a result of decreased taxable income generated from operations in the United States and increased stock option expense which is not deductible for tax purposes.

In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies.  The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business.  As of December 31, 2008 we had a valuation allowance of $17.4 million recorded against net deferred tax assets, which are primarily comprised of net operating loss carryforwards as a result of operating losses incurred since inception.  For the three months ended March 31, 2009 there was no change to this valuation allowance.  Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which is uncertain. Accordingly, the net deferred tax assets are partially offset by the valuation allowance.  Utilization of these net operating losses and credit carryforwards are subject to annual limitations due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable due to “ownership changes” that have occurred.  We will maintain the valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation.

Net Income (Loss)

For the three months ended March 31, 2009, we recorded a net loss of $0.05 million which is a decrease of 102% or $2.2 million from the net income recorded for the three months ended March 31, 2008.  During the three months ended March 31, 2009 revenue decreased by $4.8 million.  The decrease in revenue was partially offset by decreased cost of revenue of $0.3 million and decreased operating expenses of $0.8 million.  The decrease in revenue is primarily a result of the decreased demand caused by the economic slowdown currently being experienced.  Overall, the decrease in operating expenses is related to our continued cost control efforts. The decrease in operating expenses is substantially a result of decreased sales and marketing expense of $0.8 million that is partially offset by $0.2 million of increased depreciation and amortization expense.  In addition to our cost control efforts, sales and marketing expense also decreased directly as a result of our decreased revenue.  Depreciation and amortization expense increased primarily as a result of our acquisition of emBoot.  Our income from operations decreased by $3.7 million, or 105%, from $3.5 million for the three months ended March 31, 2008 to a loss of $0.2 million for the three months ended March 31, 2009.  The decrease in income from operations was partially offset by decreased tax expense of $1.7 million as a result of decreased taxable income.

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

The fair values of options granted were estimated at the date of grant using the following assumptions:

	Three Months Ended March 31,
	2009	2008
Expected Term	7 years	7 years
Volatility	42.27%	49.97%
Risk free rate	2.28%	3.37%
Dividend Yield	—	—

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

In the three months ended March 31, 2009 and 2008, we recorded a current tax benefit of $0.05 million and a current tax expense of $1.6 million, respectively related to loss or income generated during the periods using an effective tax rate currently expected to be in effect for the full year.

As of December 31, 2008, we recorded a valuation allowance of $17.4 million against net deferred tax assets, which are primarily comprised of net operating loss carryforwards as a result of operating losses incurred since inception.  Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which is uncertain. Accordingly, the net deferred tax assets were offset by a valuation allowance.

We analyze the carrying value of our deferred tax assets on a regular basis.  In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies.  The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business.  During three months ended March 31, 2009, there was no reversal of the valuation allowance.  We will maintain a valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

We adopted the provisions of FIN 48 on January 1, 2007.  The application of this Interpretation requires a two-step process that separates recognition from measurement.  During the three months ended March 31, 2009, we did not recognize any uncertain tax positions and we did not recognize any increase or decrease to reserves for uncertain tax positions.

We have elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes.  Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections.

Liquidity and Capital Resources

Overview

Our ability to sustain a level of positive cash flow from operations that is sufficient to continue to meet all of our future operating, capital and other cash requirements is subject to the risks associated with our business, including those described under “Risk Factors” in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on March 13, 2009 and to changes in our business plan, capital structure and other events. As of March 31, 2009, we had cash and short term investments of $79.1 million and accounts receivable of $13.0 million.

In January 2006, in connection with the settlement of an intellectual property dispute reached in December 2005, we paid $3.8 million to another company. We also agreed to make future payments of $0.5 million in each of January 2007, 2008, 2009 and 2010, which we collateralized by a $2.0 million letter of credit to that company. The letter of credit was to be drawn down automatically in increments of $0.5 million at the time of each payment requirement. Our future obligations under the settlement were reduced on a dollar-for-dollar basis to the extent that we purchased or resold the other company’s products. As of March 31, 2009, we have ordered and received the final $0.2 million of computer equipment.  The payment for the computer equipment will be made in the second quarter of 2009 at which time we will have fulfilled our $2.0 million obligation under the settlement agreement.  In January 2009, both parties agreed to have the letter of credit reduced to the remaining amount outstanding as of December 31, 2008 of $0.2 million.  After payment of the final obligation is made, there will no longer be a need for the letter of credit to that company.

At March 31, 2009, we had no borrowings under our existing $2.0 million credit facility with Silicon Valley Bank (“SVB”), which credit facility expired on April 29, 2009. At March 31, 2009, there was a letter of credit relating to our settled legal proceeding (noted above) outstanding for $0.2 million.  We are currently in the process of renewing our credit facility.  There is no guarantee we will be able to renew this credit facility with similar terms as the expired agreement or that we will be able to renew the credit facility at all.

Sources and Uses of Cash

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cash flow data:
Net cash provided by operating activities	$6,666	$5,828
Net cash (used in) provided by investing activities	(4,910)	6,944
Net cash provided by financing activities	4	2
Effect of exchange rate changes on cash and cash equivalents	47	(277)
Net increase in cash and equivalents	1,807	12,497
Cash and cash equivalents, beginning of period	40,659	25,748
Cash and equivalents, end of period	$42,466	$38,245

Cash Flows from Operating Activities

Cash provided by operating activities increased by $0.8 million from $5.8 million in the three months ended March 31, 2008 to $6.7 million in the three months ended March 31, 2009.  The increase in cash provided by operations is primarily a result of the decrease in accounts receivable of $6.2 million primarily related to cash collections.  Additionally, the add backs related to depreciation and amortization were $1.0 million as a result of increased capital expenditures and amortization expense related to our acquisitions.  Stock based compensation expense related to FAS 123(R) was $1.1 million as a result of increased headcount and options issued.  The cash provided was partially offset by the reduction of net income for the three months ended March 31, 2008 to a $0.05 million net loss for the three months ended March 31, 2009.

Cash Flows from Investing Activities

Cash used in investing activities was $4.9 million in the three months ended March 31, 2009 which was a decrease of $11.9 million from $6.9 million of cash provided by investing activities in the three months ended March 31, 2008.  The fluctuation from cash provided by investing activities to cash used in investing activities was primarily due to net maturities of short term investments being reinvested in short term investments rather than being invested in cash and cash equivalents.

Cash Flows from Financing Activities

Cash provided by financing activities increased a nominal amount in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to decreased payments on capital lease obligations offset by fewer stock option exercises.

Off-Balance Sheet Arrangements

As of March 31, 2009, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

As a result of our acquisition of Double-Take EMEA in May 2006, Double-Take Canada in December 2007, and emBoot in July 2008, we have international sales and expenses that are denominated in foreign currencies, and we face exposure to adverse movements in foreign currency exchange rates. Depending on the amount of our revenue generated from Double-Take EMEA and Double-Take Canada (including emBoot), adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Our primary exposures are to fluctuations in exchange rates for the United States dollar versus the euro and Canadian dollar, as well as the euro versus the pound sterling.  See “Foreign exchange loss” in Item 2 above. Changes in currency exchange rates could adversely affect our reported revenue and could require us to reduce our prices to remain competitive in foreign markets, which could also materially adversely affect our results of operations. We have not historically hedged exposure to changes in foreign currency exchange rates and, as a result, we could incur unanticipated gains or losses.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

    We currently have no material legal proceedings pending.

Item 1A.  Risk Factors.

    An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our annual report on Form 10-K, which we filed with the SEC on March 13, 2009, and all of the other information set forth in this Form 10-Q and our Form 10-K before deciding to invest in our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None

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

Double-Take Software, Inc.

Date: April 30, 2009	By:	/s/ S. Craig Huke
S. Craig Huke
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)