Form 10-Q
period 2009-06-30
Double-Take Software, Inc.
filed 2009-08-05
CIK 1370314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
                                                                                                                                           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 29, 2009
common stock, $0.001 par value	22,057,785

DOUBLE-TAKE SOFTWARE, INC.
Form 10-Q
For The Quarterly Period Ended June 30, 2009

ii

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
DOUBLE-TAKE SOFTWARE, INC.
Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008
 (in thousands, except share and per share amounts)
	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,594	$40,659
Short term investments	43,500	32,524
Accounts receivable, net of allowance for doubtful accounts of $829 and $765 at June 30, 2009 and December 31, 2008, respectively	14,767	19,593
Prepaid expenses and other current assets	5,845	6,621
Deferred tax assets	3,939	5,438
Total current assets	108,645	104,835

Property and equipment — at cost, net of accumulated depreciation of $7,918 and $6,687 at June 30, 2009 and December 31, 2008, respectively	3,758	4,236
Customer relationships, net of accumulated amortization of $1,407 and $1,181 at June 30, 2009 and December 31, 2008, respectively	860	1,086
Marketing relationships, net of accumulated amortization of $773 and $648 at June 30, 2009 and December 31, 2008, respectively	1,219	1,344
Technology related intangibles, net of accumulated amortization of $947 and $533 at June 30, 2009 and December 31, 2008, respectively	3,323	3,533
Goodwill	16,964	16,267
Other assets	821	739
Total assets	$135,590	$132,040

Liabilities
Current liabilities:
Accounts payable	1,273	1,280
Accrued expenses	5,427	5,142
Other liabilities	664	390
Deferred revenue	25,546	27,078
Total current liabilities	32,910	33,890

Long-term deferred revenue	4,527	4,614
Other long-term liabilities	69	126
Total long-term liabilities	4,596	4,740
Total liabilities	37,506	38,630

Stockholders’ Equity
Preferred Stock, $.01 par value per share; 20,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2009 and December 31, 2008	−	−
Common stock, $.001 par value per share; 130,000,000 shares authorized; 22,056,537 and 22,013,608 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	22	22
Additional paid-in capital	155,108	152,853
Accumulated deficit	(54,274)	(55,594)
Accumulated other comprehensive income:
Unrealized gain (loss) on short term investments	(6)	47
Cumulative foreign currency translation	(2,766)	(3,918)
Total stockholders’ equity	98,084	93,410
Total liabilities and stockholders’ equity	$135,590	$132,040

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Consolidated Income Statements
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenue:
Software licenses	$10,435	$13,620	$18,157	$26,036
Maintenance and professional services	10,579	10,784	21,023	21,360
Total revenue	21,014	24,404	39,180	47,396

Cost of revenue:
Software licenses	135	121	217	241
Maintenance and professional services	2,054	2,517	4,111	4,856
Total cost of revenue	2,189	2,638	4,328	5,097

Gross profit	18,825	21,766	34,852	42,299

Operating expenses:
Sales and marketing	7,725	8,879	15,964	17,900
Research and development	3,981	4,129	7,884	8,148
General and administrative	3,191	3,507	6,248	6,674
Depreciation and amortization	1,012	863	2,002	1,668
Total operating expenses	15,909	17,378	32,098	34,390

Income from operations	2,916	4,388	2,754	7,909

Interest income	64	470	196	1,079
Interest expense	(2)	(7)	(5)	(14)
Foreign exchange loss	(63)	(41)	(126)	(386)

Income before income taxes	2,915	4,810	2,819	8,588
Income tax expense	1,550	2,156	1,499	3,781

Net income	$1,365	$2,654	$1,320	$4,807

Net income per share:
Basic	$0.06	$0.12	$0.06	$0.22
Diluted	$0.06	$0.11	$0.06	$0.21

Weighted-average number of shares used in per share amounts:
Basic	22,039	21,958	22,028	21,950
Diluted	23,321	23,109	23,209	23,129

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Consolidated Statements of Cash Flows
(in thousands, except per share amounts)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	$1,320	$4,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,237	1,122
Amortization of intangible assets	765	546
Provision for (recovery of) doubtful accounts	65	(46)
Stock based compensation	2,193	1,963
Deferred income tax expense	1,499	1,592
Excess tax benefits from stock based compensation	(1)	(130)

Changes in:
Accounts receivable	4,802	619
Prepaid expenses and other assets	720	16
Other assets	(75)	6
Accounts payable and accrued expenses	141	(662)
Other liabilities	293	(532)
Deferred revenue	(1,734)	1,730
Net cash provided by operating activities	11,225	11,031

Cash flows from investing activities:
Purchase of property and equipment	(731)	(1,644)
Purchase of short term investments	(43,939)	(17,570)
Sales and maturities of short term investments	32,980	34,470
Acquisitions, net of cash acquired	-	(462)
Net cash (used in) provided by investing activities	(11,690)	14,794

Cash flows from financing activities:
Proceeds from exercise of stock options	61	69
Excess tax benefits from stock based compensation	1	130
Payment on capital lease obligation	(10)	(28)
Net cash provided by financing activities	52	171

Effect of exchange rate changes on cash	348	(334)

Net (decrease) increase in cash and cash equivalents	(413)	25,996
Cash and cash equivalents — beginning of period	40,659	25,748
Cash and cash equivalents — end of period	$40,594	$51,410

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Income taxes	$(1,162)	$1,783
Interest	$2	$2

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

Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2009, the consolidated income statements for the three and six months ended June 30, 2009 and 2008, and the consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 are unaudited.  The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  They do not include all of the financial information and footnotes required by GAAP for complete financial statements.  The consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments considered necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2009, the Company’s results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008.  All adjustments are of a normal recurring nature.  The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2009.  There have been no significant changes in the Company’s accounting policies during the six months ended June 30, 2009, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

In accordance with FAS 123(R), the Company accounts for stock-based compensation expense related to restricted stock units using the fair value of the nonvested stock on the grant date.  The fair value is measured as the market price of a share of nonrestricted stock on the grant date.

The Company accounts for stock awards to non-employees in accordance with FAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. The application of this Interpretation requires a two-step process that separates recognition from measurement. During the three and six months ended June 30, 2009, the Company did not recognize any increase or decrease to reserves for uncertain tax positions.

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

The following table sets forth the computation of income per share:

	Three months Ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net income (loss)	$1,365	$2,654	$1,320	$4,807

Weighted average common shares outstanding – basic	22,039	21,958	22,028	21,950
Dilutive effect of stock options	972	1,151	956	1,179
Dilutive effect of restricted stock units	310	-	225	-
Weighted average common shares outstanding – diluted	23,321	23,109	23,209	23,129

Basic net income per share	$0.06	$0.12	$0.06	$0.22
Diluted net income per share	$0.06	$0.11	$0.06	$0.21

The following potential common shares were excluded from the computation of diluted net income per share because they had an anti-dilutive impact:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock options	1,529	1,411	1,687	811

3.        CASH AND CASH EQUIVALENTS, SHORT TERM INVESTMENTS AND FAIR VALUE

Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, and other money market securities with original maturities at date of purchase of 90 days or less.

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

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents and short term investments on its consolidated balance sheet, measured at fair value on a recurring basis as of June 30, 2009:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)

Cash & cash equivalents
Cash Management Funds	$18,348	$18,348	$-	$-
Corporate Notes	766	766	-	-
Total	19,114	19,114	-	-

Short-term Investments
Commercial Paper	9,294	-	9,294	-
Corporate Notes	5,819	5,819	-	-
Money Market Mutual Fund	4,479	4,479	-	-
United States Treasury Notes	12,771	12,771	-	-
United States Treasury Bills	11,137	11,137	-	-
Total	$43,500	$34,206	$9,294	$-

4.        PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

	June 30, 2009	December 31, 2008
Equipment	$188	$188
Furniture and fixtures	530	508
Motor Vehicles	100	109
Computer hardware	10,067	9,406
Leasehold improvements	791	712
	11,676	10,923
Less accumulated depreciation and amortization	7,918	6,687
	$3,758	$4,236

5.        INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2009	December 31, 2008
Customer relationships	$2,267	$2,267
Less accumulated amortization	(1,407)	(1,181)
	$860	$1,086

Marketing relationships	$1,992	$1,992
Less accumulated amortization	(773)	(648)
	$1,219	$1,344

Technology related intangibles	$4,936	$4,936
Foreign currency translation	(666)	(870)
Less accumulated amortization	(947)	(533)
	$3,323	$3,533

6.        CONTINGENCIES

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, at June 30, 2009, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.

7.        STOCKHOLDERS’ EQUITY (in thousands, except share and per share amounts)

Common stock

Options to purchase 42,929 and 45,664 shares of common stock were exercised in the six months ended June 30, 2009 and 2008, respectively, and the Company received aggregated proceeds of $61 and $69, respectively.

Restricted Stock Units

In the six months ended June 30, 2009, the Company issued 329,804 restricted stock units with a weighted average grant date fair value of $7.21.  Except for the restricted stock units granted to the French employees and board of directors, the restricted stock units vest annually in four equal installments from the grant date.  The restricted stock units granted to the French employees vest in two equal installments on the second and fourth anniversaries from the grant date.  The restricted stock units granted to the board of directors vest at the earlier of the 2010 Annual Meeting or May 14, 2010.  Upon each vesting, the restricted stock units become unrestricted shares of common stock.  In the six months ended June 30, 2009, the Company recognized compensation expense of $231 relating to the restricted stock units.  The remaining $2,121 will be recognized over the remaining vesting period which is approximately 3.24 years.

Stock option plans

In the six months ended June 30, 2009, the Company issued options to purchase 161,440 shares of common stock, with a weighted average exercise price of $7.04 per share, which is based on exercise prices equal to the fair market value per share on the dates of grant.  The weighted average fair value as of the grant date of the options issued was $3.32.

A summary of the Company’s stock option activity for the six months ended June 30, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	2,982,349	$8.15
Options granted	161,440	$7.04
Options cancelled	(42,879)	$13.20
Options exercised (cash received $61)	(42,929)	$1.43
Outstanding as of June 30, 2009	3,057,981	$8.11	7.00	$10,156
Options exercisable as of June 30, 2009	2,059,827	$6.16	6.26	$9,476
Options expected to vest as of June 30, 2009	858,632	$11.92	6.99	$637

The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

All options granted are equity awards and the Company has not granted any liability awards.  The Company expects to recognize future compensation costs aggregating $7,345 for options granted but not vested as of June 30, 2009.  Such amount will be recognized over the weighted average requisite service period, which is expected to be approximately 2 years.  The options generally have a contractual life of ten years.

The fair values of options granted were estimated at the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected Term	7 years	7 years	7 years	7 years
Volatility	46.09%	46.31%	42.27% – 46.09%	46.31% - 49.97%
Risk free rate	2.72%	3.45%	2.23% - 2.72%	3.37% - 3.45%
Dividend Yield	—	—	—	—

The following table presents the stock-based compensation expense for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenue, maintenance and professional services	$103	$101	$202	$184
Sales and marketing	223	232	492	406
Research and development	307	286	602	512
General and administrative	468	458	897	861
	$1,101	$1,077	$2,193	$1,963

8.        INCOME TAXES

In the three and six months ended June 30, 2009 and 2008, the Company recorded a tax expense of  $1,550, $1,499, $2,156, and $3,781, respectively, related to income generated during the periods using an effective tax rate currently expected to be in effect for the full year.

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

The Company analyzes the carrying value of its deferred tax assets on a regular basis.  In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies.  The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business.  Should these assumptions change based upon changes to the forecast of future taxable income in any particular quarter, the effective tax rate in any quarter could be significantly different.  During the three and six months ended June 30, 2009, there was no reversal of the valuation allowance.  The valuation allowance will be maintained until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

The Company adopted the provisions of FIN 48 on January 1, 2007.  The application of this Interpretation requires a two-step process that separates recognition from measurement.  During the three and six months ended June 30, 2009, the Company did not recognize any uncertain tax positions and the Company did not recognize any increase or decrease to reserves for uncertain tax positions.

The Company has elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes.  Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections.

9.        DEFINED CONTRIBUTION PLAN

Effective March 1, 1996, the Company adopted a defined contribution plan (the “Plan”), which, as amended, qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who meet eligibility requirements. Employer contributions are discretionary.  In the first quarter of 2009 the Company discontinued employer contributions to the Plan.  The Company recorded an expense of $0, $0, $112 and $364 for employer contributions to the Plan for the three and six months ended June 30, 2009 and 2008, respectively.

10.      SEGMENT INFORMATION

The Company operates in one reportable segment.

The Company operates in three geographic regions: The Americas, Europe, Middle East & Africa and Asia-Pacific. All transfers between geographic regions have been eliminated from consolidated revenues. Revenue, property and equipment and intangible assets by geographic region are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue:
North America	$13,627	$15,641	$24,688	$29,578
Europe, Middle East & Africa	5,978	7,657	11,811	15,332
Asia-Pacific	1,409	1,106	2,681	2,486
	$21,014	$24,404	$39,180	$47,396

	June 30, 2009	December 31, 2008
Property and equipment:
The Americas	$3,438	$3,998
Europe, Middle East & Africa	320	238
Asia-Pacific	—	—
	$3,758	$4,236

	June 30, 2009	December 31, 2008
Intangible assets:
The Americas	$3,323	$3,533
Europe, Middle East & Africa	2,079	2,430
Asia-Pacific	—	—
	$5,402	$5,963

11.      RELATED PARTY TRANSACTIONS

The Company has had transactions with Sunbelt Software Distribution, Inc., or Sunbelt Distribution.  An officer of the Company who joined the Company as a result of the acquisition of Double-Take EMEA is Chairman of Sunbelt Distribution.  The balances and transactions with Sunbelt Distribution are described below:

	June 30, 2009	December 31, 2008
Trade Receivable	$1,369	$2,334
Trade Payable	$51	$25

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales to Sunbelt Distribution	$2,455	$3,182	$4,365	$5,649
Purchases from Sunbelt Distribution	$92	$88	$143	$178

12.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of filing the financial statements which is August 5, 2009, and no events have occurred from the balance sheet date through that date that would impact the consolidated financial statements.

13.      RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued Statement of Financial Accounting Standards 141 (revised 2007), Business Combinations, (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”), which amended certain provisions of FAS 141R related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. FAS 141R and FSP FAS 141R-1 became effective in the first quarter of 2009.  There have been no business combinations during 2009.  As a result the implementation of this standard did not have an impact on the Company’s consolidated financial position and results of operations.  Any future impact of adopting FAS 141R will be dependent on the future business combinations that the Company may pursue after January 1, 2009.

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

In April 2009, the FASB issued three new FSPs relating to fair value accounting; FAS 157-4, Determining Fair Value When Market Activity Has Decreased (“FSP FAS 157-4”), FSP FAS 115-2 and FAS 124-2, Other-Than-Temporary Impairment (“FSP FAS 115-2 and FAS 124-2”) and FSP FAS 107-1 and APB 28-1, Interim Fair Value Disclosures for Financial Instruments (“FSP FAS 107-1 and APB 28-1”). These FSPs impact certain aspects of fair value measurement and related disclosures. The provisions of these FSPs are effective for interim periods beginning after June 15, 2009. The Company adopted these FSP’s effective the interim period ending June 30, 2009 and the implementation of these FSP’s did not have an impact on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 Subsequent Events (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted FAS 165 effective the interim period ending June 30, 2009 and the implementation of this standard did not have an impact on the Company’s consolidated results of operations or financial position.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“FAS 166”). FAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FAS 166 will have on its consolidated results of operations or financial position.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its consolidated results of operations or financial position.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162(“FAS 162”). The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of FAS 168 will have on its consolidated results of operations or financial position.

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

The disaster recovery market has been our primary historical focus, but as a result of recent acquisitions and internal development, we are expanding into adjacent markets for system migrations, back-up and network booting, which is part of our business model of offering products that optimize workloads for dynamic infrastructure. With our acquisition of TimeSpring Software Corporation in December 2007, now known as Double-Take Canada, Inc. (“Double-Take Canada”) and its TimeData products we can also recover data from almost any point in time from a repository located on- or off-site.  In July 2008, we acquired emBoot, Inc., which is now included as part of Double-Take Canada, and specializes in network booting technology.  The technology acquired with emBoot allows organizations to easily assign and re-assign computing workloads to any available Windows or Linux physical servers or desktops or any virtual machine in their environment.  IT organizations can now move those workloads around in a matter of minutes, whether it is because a disaster has occurred, a data center is moving, the company has decided to virtualize its infrastructure or an application needs more capacity.  We estimate that we have sold approximately 190,000 software licenses to about 20,000 customers.

From 2005 through 2008 we experienced substantial growth.   We increased our total revenue from $40.7 million for the year ended December 31, 2005 to $96.3 million for the year ended December 31, 2008, and we have gone from having a net loss of $3.8 million to net income of $17.6 million during that same period. We believe that our focus on providing affordable software to companies of all sizes through an efficient direct sales team and a robust distribution network was instrumental to our revenue growth.

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

Effect of Recent Market Conditions and Uncertain Economic Environment on our Business

    Total revenue for the three and six months ended June 30, 2009 was $21.0 million and $39.2 million, respectively, which was a decrease of $3.4 million and $8.2 million from the three and six months ended June 30, 2008, respectively.  Software revenue comprised $3.2 million and $7.9 million of the total revenue decrease for the three and six months ended June 30, 2009, respectively.  During the second half of 2008, we began to experience the effects of worsening economic conditions, further exacerbated by customer-specific challenges and significant disruptions in the financial and credit markets globally.   Even though our total revenue increased by $2.8 million from the first quarter of 2009 to the second quarter of 2009, we continued to experience the effects of the economic slowdown in the second quarter of 2009.  In the first half of 2009, order delays, lengthening sales cycles and slowing deployments worldwide all contributed to the decrease in revenue from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009.  The first quarter of 2009 was the first quarter since before 2005 we experienced a decrease in total revenue as compared to the same quarter of the previous year.  Due to the continued economic slowdown during the second quarter of 2009, our total revenue decreased in the second quarter of 2009 as compared to the second quarter of 2008.

Uncertainty around current and future macroeconomic and industry conditions continues to persist.   We believe these conditions and the lack of liquidity in the capital markets had an effect upon the capital spending of our customers during the first half of 2009.  Moreover, we remain uncertain of the continued impact of any near-term changes of enterprise and consumer spending and behavior, in response to these market conditions. The level of competition we face during periods of economic weakness can be expected to increase.  We cannot be certain how long these conditions will continue and the magnitude of their effects on our business and results of operations.  These conditions continue to negatively affect our ability to close business and continue to make our forecasting and planning more difficult.

While we expect the near term market conditions to remain challenging, we continue to believe in our ability to execute our business plan in the near term and our longer term market opportunities.  We believe the need for organizations to move, protect and recover their data, applications and operating systems and affordable software that enables dynamic infrastructure will require our current customers as well as new customers to continue to invest in their infrastructure.  As a result, we intend to continue to prudently invest in our business, through continued product development and sales and marketing efforts.  While the company's sales pipelines continue to support generating revenue and net income in 2009 and the predictability of closure on those pipelines improved in the second quarter of 2009, the effect of the continued economic downturn remains uncertain.  Therefore financial performance for the remainder of 2009 remains more difficult to predict than in the past, including the predictability of the extent of any revenue growth and the extent of net income.

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

On December 24, 2007, we completed our acquisition of Double-Take Canada.  The acquisition did not provide meaningful revenue in 2008, but we believe the acquisition of Double-Take Canada’s patented technology and the engineering expertise of the employees, specifically in the area of file systems and application level recovery, fits well into our core capabilities as does the product design into our architecture.  We expect that this acquisition will help broaden development efforts of our products.   On July 28, 2008, we completed our acquisition of emBoot.  The acquisition did not provide meaningful revenue in 2008. We expect substantially all of the on-going expenses related to Double-Take Canada will be related to research and development and to a lesser extent depreciation and amortization.  We expect the on-going use of the acquired technologies to further expand our product offering in future periods.

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

Our software revenue generated approximately 46% and 55% of our total revenue for the six months ended June 30, 2009 and 2008, respectively.  Our software revenue generally experiences some seasonality.  We believe that many organizations do not make the bulk of their information technology purchases, including software, in the first quarter of any year.  We believe that this historically has generally resulted in lower revenue generated by software sales in our first quarter of any year.  In the past, we have also generally experienced lower revenue in certain regions in the summer months.  Due to the recent economic downturn, our quarterly revenue predictability has decreased from prior years.  During the second quarter of 2009, we began to see more predictability than in the first quarter of 2009, but still believe that overall the predictability has not returned to that of previous periods.  As a result, future quarterly revenue may trend differently than it has historically.  Predicting quarterly revenue trending is more difficult than ever, but we believe that in line with our historical seasonality the first quarter of 2009 should be the weakest quarter of the year.

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

Of total maintenance and professional services revenue, maintenance revenue represented 93% and 91% for the six months ended June 30, 2009 and 2008, respectively.  Professional services generated the remainder of our total maintenance and professional services revenue in these periods.

Of our total revenue, maintenance revenue represented 50% and 41% for the six months ended June 30, 2009 and 2008, respectively.  Professional services accounted for 4% of our total revenue for the six months ended June 30, 2009 and 2008.  Our maintenance and professional services revenue historically has generated lower gross margins than our software revenue.  The gross margin generated by our maintenance and professional services revenue was 80% and 77% for the six months ended June 30, 2009 and 2008, respectively.  We have focused on increasing and maintaining our maintenance revenue and we believe it has historically increased more rapidly than license revenue due to price increases and increased renewal rates attributable to focused sales efforts and the inclusion of significant new functionality in the product at no charge for licenses on which maintenance has been purchased.  As the percentage of total revenue attributable to maintenance increases, our overall gross margins will be adversely affected.  In the current economic environment, companies may decide not to renew their annual maintenance.  Should this happen, maintenance and professional services revenue may decrease. Should license revenue increase in future periods, maintenance revenue will likely decrease as a percentage of total revenue.  We will continue to focus on maintaining our current and future customer base with renewal of licenses as functionality is enhanced throughout the products.

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

General and administrative expenses have historically increased as a result of being a publicly-traded company and investing in an infrastructure to support our growth. However, we generally expect general and administrative expenses to decrease as a percentage of revenue for the foreseeable future, as we believe the rate at which our revenue will increase will exceed the rate at which we expect to incur these additional expenses.

Depreciation and Amortization.   Depreciation and amortization expense consists of depreciation expense primarily for computer equipment we use for information services and in our development and test labs, and amortization of intangible assets acquired.

Results of Operations

    Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

    Revenue. We derive our revenue from sales of our products and support and services.  Revenue decreased 14% to $21.0 million, for the three months ended June 30, 2009, from $24.4 million for the three months ended June 30, 2008.  Of our sales in the three months ended June 30, 2009 and 2008, 88% was attributable to sales to or through our indirect channels such as distributors, value-added resellers and OEMs. This percentage can vary from quarter to quarter and we do not expect to significantly increase our proportion of sales from direct sales.  Of our sales in the three months ended June 30, 2009 and 2008, 12% was attributable to direct sales to end users.  Historically, our total revenue has generally increased each quarter within a calendar year with the first quarter of the year being the weakest quarter.  The current quarter’s total revenue decreased from the same quarter of the previous year, but increased from the first quarter of 2009.  We currently expect revenue will be flat or decrease from the second quarter of 2009 to the third quarter of 2009, as well as decrease in the third quarter of 2009 from the same quarter of the previous year.  This decrease is a result of the global economic weakness currently being experienced as discussed above in Effect of Recent Market Conditions and Uncertain Economic Environment on our Business.

Software License Revenue.  Software revenue decreased $3.2 million, or 23%, from $13.6 million in the three months ended June 30, 2008 to $10.4 million in the three months ended June 30, 2009.  While we had approximately $1.2 million of software license revenue related to new products offered during the three months ended June 30, 2009 which were not available during the three months ended June 30, 2008, software revenue decreased.  The decrease in software revenue was primarily due to the global economic slowdown which has resulted in decreased or delayed corporate capital expenditures.  To a lesser extent, changing foreign currency exchange rates also had an effect on software license revenue.  During the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, the United States dollar was stronger against both the euro and the pound sterling.  Had exchange rates stayed constant, license revenue would have decreased by approximately 20% in the three months ended June 30, 2009 from the three months ended June 30, 2008.

Software sales made to or through our distributors, value-added resellers and OEMs generated approximately 89% of total software sales in the three months ended June 30, 2009 and 2008. During the three months ended June 30, 2009 and 2008, approximately 11% of our software sales were made solely by our direct sales force.  During the three months ended June 30, 2009 and 2008, approximately 13% and 16%, respectively, of our software sales were made to our distributors for sale to value-added resellers, approximately 67% of our software sales were made directly through resellers and approximately 9% and 6%, respectively, of our software sales were made through OEMs. We believe that we will need to continue to maintain close relationships with our partners to sustain and increase profitability. We have no current plans to focus future growth on one distribution channel versus another. We believe our direct sales force complements our indirect distribution network, and we intend to continue to increase revenue generated by both.

In the three months ended June 30, 2009, the median price of sales of Double-Take software licenses to customers was approximately $4,000.  We believe that, historically, the pricing and sales cycles have contributed to more balanced sales throughout the year and more predictable revenue streams in comparison to other software companies with perpetual license models. We believe that the affordability of our software is a competitive advantage.  However, the predictability of software sales has declined over the past several quarters compared to 2007 and early 2008.

Maintenance and Professional Services Revenue.  Maintenance and professional services revenue decreased $0.2 million, or 2%, from $10.8 million in the three months ended June 30, 2008, to $10.6 million in the three months ended June 30, 2009.  Maintenance and professional services revenue represented 50% of our total revenue in the three months ended June 30, 2009 and 44% of our total revenue in the three months ended June 30, 2008. Maintenance revenue was $9.8 million for the three months ended June 30, 2009 and 2008.  Professional services revenue decreased $0.3 million, or 28%, from $1.0 million in the three months ended June 30, 2008, to $0.7 million in the three months ended June 30, 2009. The decrease in professional services revenue for the three months ended June 30, 2009 was due to fewer engagements being completed in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 as many customers delayed the implementation of projects previously scheduled and there were fewer new projects sold in the second quarter of 2009 compared to the second quarter of 2008.  There are variations in scheduling of the delivery of professional services from quarter to quarter which will impact the amount of professional services recognized in each quarter.  Additionally, to a lesser extent, changing foreign currency exchange rates also had an effect on maintenance and professional services revenue.  During the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, the United States dollar was stronger against both the euro and the pound sterling.  Had exchange rates stayed constant, professional services and maintenance revenue would have increased by approximately 4% in the three months ended June 30, 2009 from the three months ended June 30, 2008.

Cost of Revenue and Gross Profit

Total cost of revenue decreased $0.4 million, or 17%, from $2.6 million for the three months ended June 30, 2008 to $2.2 million in the three months ended June 30, 2009.  Total cost of revenue represented 10% of our total revenue in the three months ended June 30, 2009 and 2008.

Cost of software revenue increased $14,000, or 12%, from $121,000 for the three months ended June 30, 2008 to $135,000 for the three months ended June 30, 2009.  The increase was a result of slightly increased royalties paid to third parties related to software included in our product.  In the three months ended June 30, 2009 and 2008 the cost of software was 1% of total revenue.

Cost of services revenue decreased approximately $0.5 million, or 18%, from $2.5 million for the three months ended June 30, 2008 to $2.1 million in the three months ended June 30, 2009.  The decrease was primarily related to a decrease of $0.2 million of personnel expenses directly related to a temporary partial base salary decrease of approximately 10% implemented for one month in the second quarter of 2009, decreased bonus expense directly related to reduced revenue and profitability and the discontinued employer match to the 401(k) plan.   Additionally as a result of our continued cost control efforts, travel and consulting expense decreased by approximately $0.2 million.  Cost of services revenue represented 19% of our services revenue in the three months ended June 30, 2009 and 23% in the three months ended June 30, 2008.

Gross profit decreased $2.9 million, or 14%, from $21.7 million for the three months ended June 30, 2008 to $18.8 million for the three months ended June 30, 2009.  The decrease is due primarily to the drop in revenue in the second quarter of 2009.  Gross margin remained substantially constant at 90% and 89% in the three months ended June 30, 2009 and 2008, respectively.

Operating Expenses

Effect of Changing Foreign Currency Rates on Expenses. During the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, the United States dollar was stronger than the euro, the pound sterling and the Canadian dollar.  As a result, operating expenses decreased by approximately 4% during the three months ended June 30, 2009 from what they would have been during the time period had foreign currency exchange rates remained constant from the three months ended June 30, 2008. The overall fluctuation in operating expenses, which includes the effect of foreign currency rates, is described below.

Sales and Marketing.  Sales and marketing expenses decreased $1.2 million, or 13%, from $8.9 million for the three months ended June 30, 2008 to $7.7 million for the three months ended June 30, 2009.  The decrease was substantially due to decreased commission and personnel expenses.  Commission expense decreased by approximately $0.5 million as a direct result of the decreased revenue.  Personnel expenses decreased by approximately $0.1 million which was a result of decreased bonus expense due to decreased revenue and profitability, a temporary partial base salary decrease of approximately 10% implemented for one month in the second quarter of 2009 and the discontinued employer match to the 401(k) plan, all of which were partially offset by an increase in health insurance benefits.  As a result of our continued cost control efforts, travel expense decreased by approximately $0.3 million and outside marketing expense decreased by approximately $0.3 million.

Research and Development.  Research and development expenses decreased $0.1 million, or 4%, from $4.1 million for the three months ended June 30, 2008 to $4.0 million for the three months ended June 30, 2009.  Personnel expenses decreased by approximately $0.1 million which was a result of decreased bonus expense due to decreased revenue and profitability, a temporary partial base salary decrease of approximately 10% implemented for one month in the second quarter of 2009 and the discontinued employer match to the 401(k) plan, all of which were partially offset by an increase in head count substantially related to the emBoot acquisition and an increase in health insurance benefits. As a result of our continued cost control efforts, third party development expense and travel expense decreased by approximately $0.1 million.

General and Administrative.  General and administrative expenses decreased $0.3 million, or 9%, from $3.5 million for the three months ended June 30, 2008 to $3.2 million for the three months ended June 30, 2009.  Personnel expenses decreased by approximately $0.2 million which was a result of decreased bonus expense due to decreased revenue and profitability, a temporary partial base salary decrease of approximately 10% implemented for one month in the second quarter of 2009 and the discontinued employer match to the 401(k) plan, all of which were partially offset by an increase in health insurance benefits. As a result of our continued cost control efforts, third party consulting expense and travel expense decreased by approximately $0.2 million.  Bad debt expense primarily related to Double-Take EMEA decreased by approximately $0.1 million.  The expense decreases were partially offset by an increase of approximately $0.2 million legal and accounting fees.

Depreciation and Amortization.  Depreciation and amortization expense increased approximately $0.2 million, or 17%, from $0.9 million in the three months ended June 30, 2008 to $1.0 million for the three months ended June 30, 2009.  The increase was attributable to increased depreciation expense associated with capital expenditures and increased amortization related to the technology related intangibles which were acquired in connection with the acquisition of emBoot on July 28, 2008.

Interest Income.  Interest income was $0.1 million for the three months ended June 30, 2009 as compared to $0.5 million for the three months ended June 30, 2008. While our cash and short term investments increased by $10.3 million from June 30, 2008 to June 30, 2009, our interest income decreased by $0.4 million.  The decrease was a result of lower returns on our cash and short term investments which matured during the three months ended June 30, 2009 and were reinvested at lower rates than in 2008.  The cash and short term investments were reinvested substantially in United States treasury notes and bonds and cash management funds.  During 2009, should the interest rates continue to remain at lower or even similar levels than those experienced in 2008, we expect our interest income to remain at the lower amounts attained in the second quarter of 2009.

Foreign Exchange (loss)

The foreign exchange loss was $0.1 million for the three months ended June 30, 2009 and 2008 with only a nominal change in the amount of the loss.  The foreign currency fluctuations are substantially related to Double-Take EMEA.  For the three months ended June 30, 2008, the loss occurred on assets we had which were denominated in pounds sterling in Europe.  These assets were converted to Euros and then subsequently to US dollars for financial statement reporting purposes.  Since the pound sterling strengthened during the three months ended June 30, 2008 against the euro, the conversion to euros and then subsequently to US dollars produced the loss.  In the fourth quarter of 2008, we had a reorganization of the legal entity structure of Double-Take EMEA.  The reorganization of the entities reduced the amount of Double-Take EMEA assets denominated in pounds sterling therefore reducing our exposure to currency fluctuations between the pound sterling and the euro.  We may from time to time have assets which are denominated in currencies other than the functional currency of the Double-Take EMEA entity.  As a result, we do still have exposure to currency fluctuations.

Income Tax Expense

Income tax expense was $1.6 million for the three months ended June 30, 2009 compared to $2.2 million for the three months ended June 30, 2008.  In the three months ended June 30, 2009 and 2008, we recorded a tax expense using the effective tax rate currently expected to be in effect for the full year.  The effective tax rate increased from 45% for the three months ended June 30, 2008 to 53% for the three months ended June 30, 2009.   The increase in the effective tax rate was substantially a result of decreased taxable income generated from operations in the United States and increased stock option expense which is not deductible for tax purposes.

In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies.  The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business.  Should these assumptions change based upon changes to the forecast of future taxable income in any particular quarter, the effective tax rate in any quarter could be significantly different.   As of December 31, 2008 we had a valuation allowance of $17.4 million recorded against net deferred tax assets, which are primarily comprised of net operating loss carryforwards as a result of operating losses incurred since inception.  For the three months ended June 30, 2009 there was no change to this valuation allowance.  Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which is uncertain. Accordingly, the net deferred tax assets are partially offset by the valuation allowance.  Utilization of these net operating losses and credit carryforwards are subject to annual limitations due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable due to “ownership changes” that have occurred.  We will maintain the valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation.

Net Income

For the three months ended June 30, 2009, we recorded net income of $1.4 million which is a decrease of 49% or $1.3 million from the net income recorded for the three months ended June 30, 2008.  During the three months ended June 30, 2009 revenue decreased by $3.4 million.  The decrease in revenue was partially offset by decreased cost of revenue of $0.4 million and decreased operating expenses of $1.5 million.  The decrease in revenue is primarily a result of the decreased demand caused by the economic slowdown currently being experienced.  Overall, the decrease in operating expenses is related to our continued cost control efforts. The decrease in operating expenses is substantially a result of decreased sales and marketing expense of $1.2 million that is partially offset by $0.1 million of increased depreciation and amortization expense.  In addition to our cost control efforts, sales and marketing expense also decreased directly as a result of our decreased revenue.  Depreciation and amortization expense increased primarily as a result of our acquisition of emBoot.  Our income from operations decreased by $1.3 million, or 34%, from $4.4 million for the three months ended June 30, 2008 to $2.9 million for the three months ended June 30, 2009.  The decrease in income from operations was partially offset by decreased tax expense of $0.6 million as a result of decreased taxable income.

    Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

    Revenue. We derive our revenue from sales of our products and support and services.  Revenue decreased 17% to $39.2 million, for the six months ended June 30, 2009, from $47.4 million for the six months ended June 30, 2008.  Of our sales in the six months ended June 30, 2009 and 2008, 89% and 88%, respectively, were attributable to sales to or through our indirect channels such as distributors, value-added resellers and OEMs. This percentage can vary from quarter to quarter and we do not expect to significantly increase our proportion of sales from direct sales.  Of our sales in the six months ended June 30, 2009 and 2008, 11% and 12%, respectively, were attributable to direct sales to end users.  Historically, our total revenue has generally increased each quarter within a calendar year with the first quarter of the year being the weakest quarter.  Total revenue decreased from the same period of the previous year. We currently expect flat to decreased revenue from the second quarter of 2009 to the third quarter of 2009, as well as decreased revenue from the same period of the previous year.  This decrease is a result of the global economic weakness currently being experienced as discussed above in Effect of Recent Market Conditions and Uncertain Economic Environment on our Business.

Software License Revenue.  Software revenue decreased approximately $7.9 million, or 30%, from $26.0 million in the six months ended June 30, 2008 to $18.2 million in the six months ended June 30, 2009.  While we had approximately $2.1 million of software license revenue related to new products offered during the six months ended June 30, 2009 which were not available during the six months ended June 30, 2008, software revenue decreased.  The decrease in software revenue was primarily due to the global economic slowdown which has resulted in decreased or delayed corporate capital expenditures.  To a lesser extent, changing foreign currency exchange rates also had an effect on software license revenue.  During the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, the United States dollar was stronger against both the euro and the pound sterling.  Had exchange rates stayed constant, license revenue would have decreased by approximately 26% in the six months ended June 30, 2009 from the six months ended June 30, 2008.

Software sales made to or through our distributors, value-added resellers and OEMs generated approximately 89% of total software sales in the six months ended June 30, 2009 and 2008. During the six months ended June 30, 2009 and 2008, approximately 11% of our software sales were made solely by our direct sales force.  During the six months ended June 30, 2009 and 2008, approximately 13% of our software sales were made to our distributors for sale to value-added resellers, approximately 68% and 70%, respectively, of our software sales were made directly through resellers and approximately 8% and 6%, respectively, of our software sales were made through OEMs. We believe that we will need to continue to maintain close relationships with our partners to sustain and increase profitability. We have no current plans to focus future growth on one distribution channel versus another. We believe our direct sales force complements our indirect distribution network, and we intend to continue to increase revenue generated by both.

In the six months ended June 30, 2009, the median price of sales of Double-Take software licenses to customers was approximately $4,000.  We believe that, historically, the pricing and sales cycles have contributed to more balanced sales throughout the year and more predictable revenue streams in comparison to other software companies with perpetual license models. We believe that the affordability of our software is a competitive advantage.  However, the predictability of software sales has declined over the past several quarters compared to where it was in 2007 and early 2008.

Maintenance and Professional Services Revenue.  Maintenance and professional services revenue decreased approximately $0.3 million, or 2%, from $21.4 million in the six months ended June 30, 2008, to $21.0 million in the six months ended June 30, 2009.  Maintenance and professional services revenue represented 54% of our total revenue in the six months ended June 30, 2009 and 45% of our total revenue in the six months ended June 30, 2008. Maintenance revenue was $19.5 and $19.3 million for the six months ended June 30, 2009 and 2008, respectively, an increase of approximately 1%.  The slight increase in maintenance revenue was attributable to continued maintenance renewals resulting from heightened sales focus and the inclusion of significant new functionality in the product at no charge for licenses on which maintenance has been purchased.  Additionally, maintenance revenue was recognized in the first half of 2009 on new licenses sold in the past year.  Professional services revenue decreased $0.5 million, or 27%, from $2.0 million in the six months ended June 30, 2008, to $1.5 million in the six months ended June 30, 2009. The decrease in professional services revenue for the six months ended June 30, 2009 was due to fewer engagements being completed in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 as many customers delayed the implementation of projects previously scheduled and there were fewer new projects sold in the first half of 2009 compared to the first half of 2008.  There are variations in scheduling of the delivery of professional services from quarter to quarter which will impact the amount of professional services recognized.  Additionally, changing foreign currency exchange rates also had an effect on maintenance and professional services revenue.  During the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, the United States dollar was stronger against both the euro and the pound sterling.  Had exchange rates stayed constant, maintenance and professional services revenue would have increased by approximately 5% in the six months ended June 30, 2009 from the six months ended June 30, 2008.

Cost of Revenue and Gross Profit

Total cost of revenue decreased $0.8 million, or 15%, from $5.1 million for the six months ended June 30, 2008 to $4.3 million in the six months ended June 30, 2009.  Total cost of revenue represented 11% of our total revenue in the six months ended June 30, 2009 and 2008.

Cost of software revenue decreased $24,000, or 10%, from $241,000 for the six months ended June 30, 2008 to $217,000 for the six months ended June 30, 2009.  The slight decrease was a result of decreased sales of our product.  In the six months ended June 30, 2009 and 2008 the cost of software was 1% of total revenue.

Cost of services revenue decreased $0.8 million, or 15%, from $4.9 million for the six months ended June 30, 2008 to $4.1 million in the six months ended June 30, 2009.  The decrease was primarily related to a decrease of approximately $0.3 million of personnel expenses.  While headcount increased in the six months ended June 30, 2009, the effects of foreign currency caused the overall personnel expenses to decrease (see Effect of Changing Foreign Currency Rates on Expenses below).  This decrease was partially offset by increased health insurance benefits.  Additionally as a result of our continued cost control efforts, travel and consulting expense decreased by approximately $0.3 million.  Cost of services revenue represented 20% of our services revenue in the six months ended June 30, 2009 and 23% in the six months ended June 30, 2008.

Gross profit decreased $7.4 million, or 18%, from $42.3 million for the six months ended June 30, 2008 to $34.9 million for the six months ended June 30, 2009.  The decrease is due primarily to the drop in revenue in the second quarter of 2009.  Gross margin remained substantially constant at 89% in the six months ended June 30, 2009 and 2008.

Operating Expenses

Effect of Changing Foreign Currency Rates on Expenses. During the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, the United States dollar was stronger than the euro, the pound sterling and the Canadian dollar.  As a result, operating expenses decreased by approximately 5% during the six months ended June 30, 2009 from what they would have been during the time period had foreign currency exchange rates remained constant from the six months ended June 30, 2008. The overall fluctuation in operating expenses, which includes the effect of foreign currency rates, is described below.

Sales and Marketing.  Sales and marketing expenses decreased $1.9 million, or 11%, from $17.9 million for the six months ended June 30, 2008 to $16.0 million for the six months ended June 30, 2009.  The decrease was substantially due to decreased bonus and commission expense of approximately $1.2 million directly related to decreased revenue and profitability.  As a result of our continued cost control efforts, travel expense decreased by approximately $0.4 million and outside marketing and consulting expense decreased by approximately $0.6 million.  As a further cost control measure, the employer match to the 401(k) plan was discontinued which resulted in an expense decrease of approximately $0.2 million.  The decreased expenses were partially offset by increased compensation expense of approximately $0.3 million primarily resulting from increased headcount during the six months ended June 30, 2009.

Research and Development.  Research and development expenses decreased approximately $0.3 million, or 3%, from $8.1 million for the six months ended June 30, 2008 to $7.9 million for the six months ended June 30, 2009.  The decrease in expenses is a result of decreased bonus expense of approximately $0.1 million directly related to decreased revenue and profitability.  As a result of our continued cost control efforts, third party development expense and travel expense decreased by approximately $0.3 million.  As a further cost control measure, the employer match to the 401(k) plan was discontinued which resulted in an expense decrease of approximately $0.1 million.  The expense decreases were partially offset by increased compensation expense of approximately $0.4 which is substantially all a result of our acquisition of emBoot in July 2008.

General and Administrative.  General and administrative expenses decreased approximately $0.4 million, or 6%, from $6.7 million for the six months ended June 30, 2008 to $6.2 million for the six months ended June 30, 2009.  Personnel expenses decreased by approximately $0.1 million due to decreased headcount.  Additionally, bonus expense decreased by $0.2 million directly related to decreased revenue and profitability.   As a result of our continued cost control efforts, third party consulting expense and travel expense decreased by approximately $0.3 million.  The expense decreases were partially offset by an increase of approximately $0.2 million legal and accounting fees.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.3 million, or 20%, from $1.7 million in the six months ended June 30, 2008 to $2.0 million for the six months ended June 30, 2009.  The increase was attributable to increased depreciation expense associated with capital expenditures and increased amortization related to the technology related intangibles which were acquired in connection with the acquisition of emBoot on July 28, 2008.

Interest Income.  Interest income was $0.2 million for the six months ended June 30, 2009 as compared to $1.0 million for the six months ended June 30, 2008. While our cash and short term investments increased by $10.3 million from June 30, 2008 to June 30, 2009, our interest income decreased by $0.9 million.  The decrease was a result of lower returns on our cash and short term investments which matured during the six months ended June 30, 2009 and were reinvested at lower rates than in 2008.  The cash and short term investments were reinvested substantially in United States treasury notes and bonds and cash management funds.  During 2009, should the interest rates continue to remain at lower or even similar levels than those experienced in 2008, we expect our interest income to remain at the lower amounts attained in the second quarter of 2009.

Foreign Exchange (loss)

The foreign exchange loss was $0.1 and $0.4 million for the six months ended June 30, 2009 and 2008, respectively.  The foreign currency fluctuations are substantially related to Double-Take EMEA.  For the six months ended June 30, 2008, the loss occurred on assets we had which were denominated in pounds sterling in Europe.  These assets were converted to Euros and then subsequently to US dollars for financial statement reporting purposes.  Since the pound sterling strengthened during the six months ended June 30, 2008 against the euro, the conversion to euros and then subsequently to US dollars produced the loss.  In the fourth quarter of 2008, we had a reorganization of the legal entity structure of Double-Take EMEA.  The reorganization of the entities reduced the amount of Double-Take EMEA assets denominated in pounds sterling therefore reducing our exposure to currency fluctuations between the pound sterling and the euro.  We may from time to time have assets which are denominated in currencies other than the functional currency of the Double-Take EMEA entity.  As a result, we do still have exposure to currency fluctuations.

Income Tax Expense

    Income tax expense was $1.5 million for the six months ended June 30, 2009 compared to $3.8 million for the six months ended June 30, 2008.  In the six months ended June 30, 2009 and 2008, we recorded a tax expense using the effective tax rate currently expected to be in effect for the full year.  The effective tax rate increased from 44% for the six months ended June 30, 2008 to 53% for the six months ended June 30, 2009.   The increase in the effective tax rate was substantially a result of decreased taxable income generated from operations in the United States and increased stock option expense which is not deductible for tax purposes.

In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies.  The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business.  Should these assumptions change based upon changes to the forecast of future taxable income in any particular quarter, the effective tax rate in any quarter could be significantly different.   As of December 31, 2008 we had a valuation allowance of $17.4 million recorded against net deferred tax assets, which are primarily comprised of net operating loss carryforwards as a result of operating losses incurred since inception.  For the six months ended June 30, 2009 there was no change to this valuation allowance.  Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which is uncertain. Accordingly, the net deferred tax assets are partially offset by the valuation allowance.  Utilization of these net operating losses and credit carryforwards are subject to annual limitations due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable due to “ownership changes” that have occurred.  We will maintain the valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation.

Net Income

For the six months ended June 30, 2009, we recorded net income of $1.3 million which is a decrease of 73% or $3.5 million from the net income recorded for the six months ended June 30, 2008.  During the six months ended June 30, 2009 revenue decreased by $8.2 million.  The decrease in revenue was partially offset by decreased cost of revenue of $0.8 million and decreased operating expenses of $2.3 million.  The decrease in revenue is primarily a result of the decreased demand caused by the economic slowdown currently being experienced.  Overall, the decrease in operating expenses is related to our continued cost control efforts. The decrease in operating expenses is substantially a result of decreased sales and marketing expense of $1.9 million that is partially offset by $0.3 million of increased depreciation and amortization expense.  In addition to our cost control efforts, sales and marketing expense also decreased directly as a result of our decreased revenue.  Depreciation and amortization expense increased primarily as a result of our acquisition of emBoot.  Our income from operations decreased by $5.2 million, or 65%, from $7.9 million for the six months ended June 30, 2008 to $2.8 million for the six months ended June 30, 2009.  The decrease in income from operations was partially offset by decreased tax expense of $2.3 million as a result of decreased taxable income.

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

Other professional services such as consulting and installation services provided by us are not essential to the functionality of the software and can also be performed by the customer or a third party. Revenues from consulting and installation services are recognized when the services are completed. Training fees are recognized after the training course has been provided. Any paid professional services, including training, that have not been performed within six years of the original invoice date are recognized as revenue in the quarter that is six years after the original invoice date. Based on our analysis of such other professional services transactions sold on a stand-alone basis, we have concluded we have established VSOE for such other professional services when sold in connection with a multiple-element software arrangement. The price for other professional services has not materially changed for the periods presented.

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

In accordance with FAS 123(R), we account for stock-based compensation expense related to restricted stock units using the fair value of the nonvested stock on the grant date.  The fair value is measured as the market price of a share of nonrestricted stock on the grant date.

    We account for stock awards to non-employees in accordance with FAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.

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

In the six and six months ended June 30, 2009 and 2008, we recorded a tax expense of  $1,550, $1,499, $2,156, and $3,781, respectively, related to income generated during the periods using an effective tax rate currently expected to be in effect for the full year.

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

We analyze the carrying value of our deferred tax assets on a regular basis.  In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies.  The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business.  Should these assumptions change based upon changes to the forecast of future taxable income in any particular quarter, the effective tax rate in any quarter could be significantly different.  During the six months ended June 30, 2009, there was no reversal of the valuation allowance.  We will maintain a valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

We adopted the provisions of FIN 48 on January 1, 2007.  The application of this Interpretation requires a two-step process that separates recognition from measurement.  During the six and six months ended June 30, 2009, we did not recognize any uncertain tax positions and we did not recognize any increase or decrease to reserves for uncertain tax positions.

We have elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes.  Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections.

Liquidity and Capital Resources

Overview

Our ability to sustain a level of positive cash flow from operations that is sufficient to continue to meet all of our future operating, capital and other cash requirements is subject to the risks associated with our business, including those described under “Risk Factors” in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on March 13, 2009 and to changes in our business plan, capital structure and other events. As of June 30, 2009, we had cash and short term investments of $84.1 million and accounts receivable of $14.8 million.

In January 2006, in connection with the settlement of an intellectual property dispute reached in December 2005, we paid $3.8 million to another company. We also agreed to make future payments of $0.5 million in each of January 2007, 2008, 2009 and 2010, which we collateralized by a $2.0 million letter of credit to that company. The letter of credit was to be drawn down automatically in increments of $0.5 million at the time of each payment requirement. Our future obligations under the settlement were reduced on a dollar-for-dollar basis to the extent that we purchased or resold the other company’s products. As of June 30, 2009, we had made the payment on the final $0.2 million of computer equipment.  As a result, both parties have agreed that the $2.0 million obligation under the settlement agreement has been fulfilled.  In July 2009, the letter of credit related to the settlement agreement was cancelled.

As of June 30, 2009, we had renewed our credit facility with Silicon Valley Bank (“SVB”).  The renewed credit facility has the same terms as the expiring credit facility, with the only change being a new expiration date of April 28, 2010.  At June 30, 2009, we had no borrowings under our $2.0 million credit facility. At June 30, 2009, there was a letter of credit relating to our settled legal proceeding (noted above) outstanding for $0.2 million.  In July 2009, this letter of credit was cancelled.

Sources and Uses of Cash

	Six Months Ended Months Ended June 30,
	2009	2008
	(in thousands)
Cash flow data:
Net cash provided by operating activities	$11,225	$11,031
Net cash (used in) provided by investing activities	(11,690)	14,794
Net cash provided by financing activities	52	171
Effect of exchange rate changes on cash and cash equivalents	348	(334)
Net (decrease) increase in cash and equivalents	(65)	25,662
Cash and cash equivalents, beginning of period	40,659	25,748
Cash and equivalents, end of period	$40,594	$51,410

Cash Flows from Operating Activities

Cash provided by operating activities increased by $0.2 million from $11.0 million in the six months ended June 30, 2008 to $11.2 million in the six months ended June 30, 2009.  The increase in cash provided by operations is primarily a result of the decrease in accounts receivable of $4.8 million primarily related to cash collections partially offset by billings during 2009.  Additionally, the add backs related to depreciation and amortization were $2.0 million as a result of capital expenditures and amortization expense related to our acquisitions.  Stock based compensation expense related to FAS 123(R) was $2.2 million.  The above increases in cash provided by operations were partially offset by the reduction of net income for the six months ended June 30, 2009.

Cash Flows from Investing Activities

Cash used in investing activities was $11.7 million in the six months ended June 30, 2009 which was a decrease of $26.5 million from $14.8 million of cash provided by investing activities in the six months ended June 30, 2008.  The fluctuation from cash provided by investing activities to cash used in investing activities is primarily due to net maturities of short term investments being reinvested in short term investments rather than being invested in cash and cash equivalents.

Cash Flows from Financing Activities

Cash provided by financing activities decreased $0.1 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to less tax benefits from stock based compensation and decreased payments on capital lease obligations.

Off-Balance Sheet Arrangements

As of June 30, 2009, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 14, 2009.  Sufficient votes were cast to approve all proposals, as follows:

The election of nominees to serve on the Board of Directors for a term of one year:

	For	Against	Abstain
Dean Goodermote	16,774,242	352,126	157,331
Deborah M. Besemer	16,530,577	632,484	120,638
Paul D. Birch	16,930,094	232,911	120,694
Ashoke Goswami	14,838,102	2,324,564	121,033
John B. Landry	16,611,080	551,878	120,741
John W. Young	16,608,445	554,090	121,164

Approval of the Amended and Restated Double-Take Software 2006 Omnibus Incentive Plan:

For	Against	Abstain	Not Voted
8,758,907	6,224,665	5,867	2,294,260

Ratification of the appointment of Eisner LLP as our independent registered public accounting firm for 2009:

For	Against	Abstain
17,112,445	131,993	39,261

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Exhibit Description
10.56	Twelfth Loan Modification Agreement dated June 30, 2009 between Silicon Valley Bank and Double-Take Software, Inc.
31.01	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  DOUBLE-TAKE SOFTWARE, INC.

 August 5, 2009                                                                               By: /s/ S. Craig Huke
S. Craig Huke
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)