Form 10-Q
period 2009-09-30
Double-Take Software, Inc.
filed 2009-11-05
CIK 1370314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
                                                                                                                               (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 30, 2009
common stock, $0.001 par value	22,075,072

DOUBLE-TAKE SOFTWARE, INC.
Form 10-Q
For The Quarterly Period Ended September 30, 2009

i

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
DOUBLE-TAKE SOFTWARE, INC.
Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008
 (in thousands, except share and per share amounts)
	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,821	$40,659
Short term investments	47,573	32,524
Accounts receivable, net of allowance for doubtful accounts of $702 and $765 at September 30, 2009 and December 31, 2008, respectively	15,806	19,593
Prepaid expenses and other current assets	2,505	6,621
Deferred tax assets	4,449	5,438
Total current assets	112,154	104,835

Property and equipment — at cost, net of accumulated depreciation of $8,582 and $6,687 at September 30, 2009 and December 31, 2008, respectively	3,274	4,236
Customer relationships, net of accumulated amortization of $1,521 and $1,181 at September 30, 2009 and December 31, 2008, respectively	746	1,086
Marketing relationships, net of accumulated amortization of $835 and $648 at September 30, 2009 and December 31, 2008, respectively	1,157	1,344
Technology related intangibles, net of accumulated amortization of $1,174 and $533 at September 30, 2009 and December 31, 2008, respectively	3,335	3,533
Goodwill	17,826	16,267
Other assets	874	739
Total assets	$139,366	$132,040

Liabilities
Current liabilities:
Accounts payable	1,229	1,280
Accrued expenses	4,651	5,142
Other liabilities	832	390
Deferred revenue	25,869	27,078
Total current liabilities	32,581	33,890

Long-term deferred revenue	4,646	4,614
Other long-term liabilities	40	126
Total long-term liabilities	4,686	4,740
Total liabilities	37,267	38,630

Stockholders’ Equity
Preferred Stock, $.01 par value per share; 20,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2009 and December 31, 2008	−	−
Common stock, $.001 par value per share; 130,000,000 shares authorized; 22,075,072 and 22,013,608 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	22	22
Additional paid-in capital	156,335	152,853
Accumulated deficit	(52,711)	(55,594)
Accumulated other comprehensive income:
Unrealized gain (loss) on short term investments	7	47
Cumulative foreign currency translation	(1,554)	(3,918)
Total stockholders’ equity	102,099	93,410
Total liabilities and stockholders’ equity	$139,366	$132,040

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenue:
Software licenses	$10,214	$12,819	$28,371	$38,855
Maintenance and professional services	11,066	11,132	32,089	32,492
Total revenue	21,280	23,951	60,460	71,347

Cost of revenue:
Software licenses	128	156	345	397
Maintenance and professional services	2,144	2,342	6,255	7,198
Total cost of revenue	2,272	2,498	6,600	7,595

Gross profit	19,008	21,453	53,860	63,752

Operating expenses:
Sales and marketing	7,702	8,393	23,666	26,293
Research and development	3,659	4,331	11,543	12,479
General and administrative	3,212	3,371	9,460	10,045
Depreciation and amortization	1,005	974	3,007	2,642
Total operating expenses	15,578	17,069	47,676	51,459

Income from operations	3,430	4,384	6,184	12,293

Interest income	52	396	248	1,475
Interest expense	(4)	(9)	(9)	(23)
Foreign exchange loss	(8)	(79)	(134)	(465)

Income before income taxes	3,470	4,692	6,289	13,280
Income tax expense	1,907	2,070	3,406	5,851

Net income	$1,563	$2,622	$2,883	$7,429

Net income per share:
Basic	$0.07	$0.12	$0.13	$0.34
Diluted	$0.07	$0.11	$0.12	$0.32

Weighted-average number of shares used in per share amounts:
Basic	22,062	21,980	22,040	21,960
Diluted	23,359	23,089	23,255	23,097

See notes to financial statements

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Consolidated Statements of Cash Flows
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income	$2,883	$7,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,839	1,718
Amortization of intangible assets	1,168	924
Provision for (recovery of) doubtful accounts	66	(180)
Stock based compensation	3,330	2,958
Deferred income tax expense	989	2,388
Excess tax benefits from stock based compensation	(57)	(139)

Changes in:
Accounts receivable	3,911	755
Prepaid expenses and other assets	4,181	(187)
Other assets	(98)	(3)
Accounts payable and accrued expenses	(885)	(1,809)
Other liabilities	496	146
Deferred revenue	(1,585)	2,301
Net cash provided by operating activities	16,238	16,301

Cash flows from investing activities:
Purchase of property and equipment	(820)	(2,116)
Purchase of short term investments	(65,011)	(57,069)
Sales and maturities of short term investments	50,155	66,892
Acquisitions, net of cash acquired	-	(10,352)
Net cash (used in) investing activities	(15,676)	(2,645)

Cash flows from financing activities:
Proceeds from exercise of stock options	95	88
Excess tax benefits from stock based compensation	57	139
Payment on capital lease obligation	(15)	(38)
Net cash provided by financing activities	137	189

Effect of exchange rate changes on cash	463	(604)

Net increase in cash and cash equivalents	699	13,845
Cash and cash equivalents — beginning of period	40,659	25,748
Cash and cash equivalents — end of period	$41,821	$38,989

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Income taxes	$(978)	$2,529
Interest	$2	$4

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

Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2009, the consolidated income statements for the three and nine months ended September 30, 2009 and 2008, and the consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 are unaudited.  The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  They do not include all of the financial information and footnotes required by GAAP for complete financial statements.  The consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments considered necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2009, the Company’s results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008.  All adjustments are of a normal recurring nature.  The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2009.  There have been no significant changes in the Company’s accounting policies during the nine months ended September 30, 2009, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

For software arrangements involving multiple elements, the Company recognizes revenue using the residual method. Under the residual method, the Company allocates and defers revenue for the undelivered elements based on relative fair value and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of the undelivered elements in multiple element arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective-evidence (“VSOE”).

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

The Company has analyzed all of the undelivered elements included in its multiple-element arrangements and determined that VSOE of fair value exists to allocate revenues to services. Accordingly, assuming all basic revenue recognition criteria are met, software revenue is recognized upon delivery of the software license using the residual method.

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

Stock-Based Compensation

The Company recognizes stock option expense using the fair value recognition method.  The Company applies the fair value recognition method only to awards granted, modified, repurchased or cancelled after January 1, 2006.  Stock-based compensation expense is recognized based on the grant-date fair value of stock option awards granted or modified after January 1, 2006.  As the Company had used the minimum value method for valuing its stock options prior to January 1, 2006, all unmodified options granted prior to January 1, 2006 continue to be accounted for under using the minimum value method.

The Company accounts for stock-based compensation expense related to restricted stock units using the fair value of the nonvested stock on the grant date.  The fair value is measured as the market price of a share of nonrestricted stock on the grant date.

The Company accounts for stock awards to non-employees by recognizing the fair value of these instruments as an expense over the period in which the related services are rendered.

Income Taxes

The Company records income tax expense related to income generated during the periods using an effective tax rate expected to be in effect for the full year.  Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted laws and tax rates that are expected to be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

The Company accounts for any uncertainty in income taxes using a two-step process that separates recognition from measurement. During the three and nine months ended September 30, 2009, the Company did not recognize any increase or decrease to reserves for uncertain tax positions.

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

The following table sets forth the computation of income per share:

	Three months Ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net income (loss)	$1,563	$2,622	$2,883	$7,429

Weighted average common shares outstanding – basic	22,062	21,980	22,040	21,960
Dilutive effect of stock options	971	1,109	956	1,137
Dilutive effect of restricted stock units	326	-	259	-
Weighted average common shares outstanding – diluted	23,359	23,089	23,255	23,097

Basic net income per share	$0.07	$0.12	$0.13	$0.34
Diluted net income per share	$0.07	$0.11	$0.12	$0.32

The following potential common shares were excluded from the computation of diluted net income per share because they had an anti-dilutive impact:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock options	1,600	1,510	1,755	1,505

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  A fair value hierarchy has been established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The following three levels of inputs may be used to measure fair value:

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

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents and short term investments on its consolidated balance sheet, measured at fair value on a recurring basis as of September 30, 2009:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)

Cash & cash equivalents
Cash Management Funds	$15,339	$15,339	$-	$-
Total	$15,339	$15,339	$-	$-

Short-term Investments
Commercial Paper	4,996	-	4,996	-
Corporate Notes	7,127	7,127	-	-
Money Market Mutual Fund	4,645	4,645	-	-
United States Treasury Notes	7,510	7,510	-	-
United States Treasury Bills	23,295	23,295	-	-
Total	$47,573	$42,577	$4,996	$-

4.           PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,	December 31,
	2009	2008
Equipment	$188	$188
Furniture and fixtures	543	508
Motor Vehicles	104	109
Computer hardware	10,180	9,406
Leasehold improvements	841	712
	11,856	10,923
Less accumulated depreciation and amortization	8,582	6,687
	$3,274	$4,236

5.           INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30,	December 31,
	2009	2008
Customer relationships	$2,267	$2,267
Less accumulated amortization	(1,521)	(1,181)
	$746	$1,086

Marketing relationships	$1,992	$1,992
Less accumulated amortization	(835)	(648)
	$1,157	$1,344

Technology related intangibles	$4,936	$4,936
Foreign currency translation	(427)	(870)
Less accumulated amortization	(1,174)	(533)
	$3,335	$3,533

6.           CONTINGENCIES

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, at September 30, 2009, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.

7.           STOCKHOLDERS’ EQUITY (in thousands, except share and per share amounts)

Common stock

Options to purchase 61,464 and 60,429 shares of common stock were exercised in the nine months ended September 30, 2009 and 2008, respectively, and the Company received aggregate proceeds of $95 and $88, respectively.

Restricted Stock Units

In the nine months ended September 30, 2009, the Company issued 329,804 restricted stock units with a weighted average grant date fair value of $7.21.  During the nine months ended September 30, 2009, 7,022 restricted stock units were cancelled leaving 322,782 restricted stock units outstanding as of September 30, 2009.   Except for the restricted stock units granted to the French employees and board of directors, the restricted stock units vest annually in four equal installments from the grant date.  The restricted stock units granted to the French employees vest in two equal installments on the second and fourth anniversaries from the grant date.  The restricted stock units granted to the board of directors vest at the earlier of the 2010 Annual Meeting or May 14, 2010.  Upon each vesting, the restricted stock units become unrestricted shares of common stock.  In the nine months ended September 30, 2009, the Company recognized compensation expense of $437 relating to the restricted stock units.  The remaining $1,887 will be recognized over the remaining vesting period which is approximately 3.07 years.

Stock option plans

In the nine months ended September 30, 2009, the Company issued options to purchase 252,940 shares of common stock, with a weighted average exercise price of $7.64 per share, which is based on exercise prices equal to the fair market value per share on the dates of grant.  The weighted average fair value as of the grant date of the options issued was $3.83.

A summary of the Company’s stock option activity for the nine months ended September 30, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	2,982,349	$8.15
Options granted	252,940	$7.64
Options cancelled	(65,907)	$12.71
Options exercised (cash received $95),	(61,464)	$1.55
Outstanding as of September 30, 2009	3,107,918	$8.14	6.83	$12,691
Options exercisable as of September 30, 2009	2,183,254	$6.54	6.16	$11,710
Options expected to vest as of September 30, 2009	794,339	$11.85	6.16	$887

The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

All options granted are equity awards and the Company has not granted any liability awards.  The Company expects to recognize future compensation costs aggregating $6,751 for options granted but not vested as of September 30, 2009.  Such amount will be recognized over the weighted average requisite service period, which is expected to be approximately 2 years.  The options generally have a contractual life of ten years.

The fair values of options granted were estimated at the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected Term	7 years	7 years	7 years	7 years
Volatility	49.42%	41.68%	42.27 – 49.42%	41.68% - 49.97%
Risk free rate	3.14%	3.54%	2.23% - 3.14%	3.37- 3.54%
Dividend Yield	—	—	—	—

The following table presents the stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenue, maintenance and professional services	$110	$91	$312	$275
Sales and marketing	240	211	732	617
Research and development	309	273	911	785
General and administrative	478	420	1,375	1,281
	$1,137	$995	$3,330	$2,958

8.           INCOME TAXES

In the three and nine months ended September 30, 2009 and 2008, the Company recorded a tax expense of  $1,907, $3,406, $2,070, and $5,851, respectively, related to income generated during the periods using an effective tax rate currently expected to be in effect for the full year.

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

The Company analyzes the carrying value of its deferred tax assets on a regular basis.  In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies.  The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business.  Should these assumptions change based upon changes to the forecast of future taxable income in any particular quarter, the effective tax rate in any quarter could be significantly different.   During the three and nine months ended September 30, 2009, there was no reversal of the valuation allowance.  The valuation allowance will be maintained until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

The Company analyzes any uncertain tax positions through the application of a two-step process that separates recognition from measurement.  During the three and nine months ended September 30, 2009, the Company did not recognize any uncertain tax positions and the Company did not recognize any increase or decrease to reserves for uncertain tax positions.

The Company has elected to record interest and penalties recognized in the financial statements as income taxes.  Any subsequent change in classification interest and penalties will be treated as a change in accounting principle.

9.           DEFINED CONTRIBUTION PLAN

Effective March 1, 1996, the Company adopted a defined contribution plan (the “Plan”), which, as amended, qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who meet eligibility requirements. Employer contributions are discretionary.  In the first quarter of 2009 the Company discontinued employer contributions to the Plan.  The Company recorded an expense of $0, $0, $81 and $444 for employer contributions to the Plan for the three and nine months ended September 30, 2009 and 2008, respectively.

10.           SEGMENT INFORMATION

The Company operates in one reportable segment.

The Company operates in three geographic regions: The Americas, Europe, Middle East & Africa and Asia-Pacific. All transfers between geographic regions have been eliminated from consolidated revenues. Revenue, property and equipment and intangible assets by geographic region are as follows:

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Revenue:
North America	$14,114	$15,535	$38,803	$45,113
Europe, Middle East & Africa	$5,841	$7,066	$17,651	$22,398
Asia-Pacific	$1,325	$1,350	$4,006	$3,836
	$21,280	$23,951	$60,460	$71,347

	September 30,	December 31,
	2009	2008
Property and equipment:
The Americas	$2,974	$3,998
Europe, Middle East & Africa	300	238
Asia-Pacific	—	—
	$3,274	$4,236

	September 30,	December 31,
	2009	2008
Intangible assets:
The Americas	$3,335	$3,533
Europe, Middle East & Africa	1,903	2,430
Asia-Pacific	—	—
	$5,238	$5,963

11.           RELATED PARTY TRANSACTIONS

The Company has had transactions with Sunbelt Software Distribution, Inc., or Sunbelt Distribution.  An officer of the Company who joined the Company as a result of the acquisition of Double-Take EMEA is Chairman of Sunbelt Distribution.  The balances and transactions with Sunbelt Distribution are described below:

	September 30, 2009	December 31, 2008
Trade Receivable	$1,077	$2,334
Trade Payable	$12	$25

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales to Sunbelt Distribution	$1,974	$2,595	$6,339	$8,244
Purchases from Sunbelt Distribution	$30	$57	$173	$235

12.	SUBSEQUENT EVENTS

Effective October 30, 2009, which was the date the Company received a counter-signed copy of its new building lease, the Company has a new lease agreement for the current location in Indianapolis, Indiana.  The new lease replaces the previous lease in effect for that office location, which has approximately 45,000 square feet of office space and has the Company's main development operation, principal call center, sales support, and other corporate functions.  The lease term expires on August 31, 2017 and the total future minimum lease payments over the term of the lease are $6,671.

The Company has evaluated subsequent events through the date of filing the financial statements which is November 5, 2009.

13.           RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded and the Codification became the only level of authoritative GAAP. All other accounting literature not included in the Codification is nonauthoritative. Our accounting policies were not affected by the conversion to the Codification, but any references to specific accounting standards in our footnotes to our consolidated financial statements have been changed to refer to the appropriate section of the Codification.

In March 2008, the FASB issued guidance intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  The guidance also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company adopted this guidance effective January 1, 2009 and the implementation of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued guidance for business combinations which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The guidance also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In April 2009, the FASB issued guidance which amended certain previous guidance related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance became effective in the first quarter of 2009. There have been no business combinations during 2009.  As a result the implementation of this standard did not have an impact on the Company’s consolidated financial position and results of operations.  Any future impact related to these standards will be dependent on the future business combinations that the Company may pursue after January 1, 2009.

In December 2007, the FASB issued guidance which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance was effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company adopted this standard effective January 1, 2009 and the implementation of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In April 2008, the FASB issued guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset under and the period of expected cash flows used to measure the fair value of the asset.  This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company adopted this standard effective January 1, 2009 and the implementation of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued additional guidance related to fair value accounting.  This guidance addresses the impact on fair value when market activity has decreased, when other-than-temporary impairment of assets has occurred and interim fair value disclosures for financial instruments.  This guidance impacts certain aspects of fair value measurement and related disclosures.  These standards are effective for interim periods beginning after June 15, 2009.  The Company adopted these standards effective the interim period ending June 30, 2009 and the implementation did not have an impact on the Company's consolidated financial position and results of operations.

In May 2009, the FASB issued new guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The standard is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted this standard effective the interim period ending June 30, 2009 and the implementation of this standard did not have an impact on the Company’s consolidated results of operations or financial position.

In June 2009, the FASB issued new guidance which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact on its consolidated results of operations and financial position of adopting this pronouncement.

    In June 2009, the FASB issued guidance to amend previous guidance related to determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The standard is effective January 1, 2010. The Company is currently evaluating the impact on its consolidated results of operations and financial position of adopting this pronouncement.

In October 2009, the FASB issued new guidance which provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact on its consolidated results of operations and financial position of adopting this pronouncement.

In October 2009, the FASB issued new guidance which clarifies which guidance should be used in allocating and measuring revenue arrangements which include both tangible products and software.  In particular, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality will no longer be within the scope of the software revenue guidance.  This guidance also significantly expands related disclosure requirements.  This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Alternatively, adoption may be on a retrospective basis, and early application is permitted.  The Company must adopt this standard in the same period using the same transition method as it uses for the adoption of the guidance related to multiple element arrangements previously discussed.  The Company is currently evaluating the impact on its consolidated results of operations and financial position of adopting this pronouncement.

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

We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements.  Forward-looking statements in this Form 10-Q include statements about:

•	competition and competitive factors in the markets in which we operate;

•	demand for our software;

•	our ability to transition to a broader focus on software to move, protect and recover workloads;

•	the advantages of our technology as compared to others;

•	changes in customer preferences and our ability to adapt our product and services offerings;

•	our ability to obtain and maintain distribution partners and the terms of these arrangements;

•	our plans for future product development and future acquisitions;

•	the integration of TimeSpring Software Corporation (“TimeSpring”), known as Double-Take Software Canada, Inc. (“Double-Take Canada”) and the TimeData products into our business;

•	the integration of emBoot, Inc. (“emBoot”) and its products into our business;

•	our ability to develop and maintain positive relationships with our customers;

•	our ability to maintain and establish intellectual property rights;

•	our ability to retain and hire necessary employees and appropriately staff our development, marketing, sales and distribution efforts;

•	our cash needs and expectations regarding cash flow from operations;

•	our ability to manage and grow our business and execution of our business strategy;

•	our expectations for future revenue;

•	the impact of macro-economic trends on our business; and

•	our financial performance.

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

Overview

Double-Take Software currently develops, sells and supports affordable software that allows IT organizations of all sizes to move, protect and recover workloads across any distance and any combination of physical and virtual server environments.  As enterprise IT systems evolve they increasingly take the form of a dynamic infrastructure where the ability to move information freely, intelligently and securely becomes critical.  Our hardware- and application-independent software benefits these infrastructures by efficiently protecting, moving and recovering data created by any application on almost any type or brand of disk storage on any brand of server running on Microsoft Windows operating systems as well as many versions of the Linux operating system. We believe that we are the leading supplier of replication software for Microsoft server environments and that our business is distinguished by our focus on software license and recurring maintenance sales, our productive distribution network and our efficient services infrastructure. Our flagship product, Double-Take Availability, among other things, continuously replicates software and data changes made on a primary operating server to a duplicate server at a different location.  Because the duplicate server can commence operating in place of the primary server at almost any time, Double-Take Availability facilitates rapid failover and application recovery in the event of a disaster or other service interruption.

The disaster recovery market has been our primary historical focus, but as a result of recent acquisitions and internal development, we are expanding into adjacent markets for system migrations, back-up and network booting, which is part of our business model of offering products that optimize workloads for dynamic infrastructure. With our acquisition of TimeSpring Software Corporation in December 2007, now known as Double-Take Canada, Inc. (“Double-Take Canada”) and its TimeData products, now included in Double-Take Backup, we can also recover data from almost any point in time from a repository located on- or off-site.  In July 2008, we acquired emBoot, Inc., which is now part of Double-Take Canada, and which specializes in network booting technology.  The technology acquired with emBoot, now included in Double-Take Flex, allows organizations to easily assign and re-assign computing workloads to any available Windows or Linux physical servers or desktops or any virtual machine in their environment.  IT organizations can now move those workloads around in a matter of minutes, whether it is because a disaster has occurred, a data center is moving, the company has decided to virtualize its infrastructure or an application needs more capacity.  Double-Take Move, released in October 2009, is a server migration product that can migrate live server workloads across virtualization platforms.  We estimate that we have sold approximately 200,000 software licenses to about 20,000 customers.

From 2005 through 2008 we experienced substantial growth.   We increased our total revenue from $40.7 million for the year ended December 31, 2005 to $96.3 million for the year ended December 31, 2008, and we went from having a net loss of $3.8 million to net income of $17.6 million during that same period. We believe that our focus on providing affordable software to companies of all sizes through an efficient direct sales team and a robust distribution network was instrumental to our revenue growth.  However, compared to the first nine months of 2008, we experienced a decline in revenue and net income in the first nine months of 2009, as discussed below under Effect of Recent Market Conditions and Uncertain Economic Environment on our Business.

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

Effect of Recent Market Conditions and Uncertain Economic Environment on our Business

    Total revenue for the three and nine months ended September 30, 2009 was $21.3 million and $60.5 million, respectively, which was a decrease of $2.7 million and $10.9 million from the three and nine months ended September 30, 2008, respectively.  Software revenue comprised $2.6 million and $10.5 million of the total revenue decrease for the three and nine months ended September 30, 2009, respectively.  During the second half of 2008, we began to experience the effects of worsening economic conditions, further exacerbated by customer-specific challenges and significant disruptions in the financial and credit markets globally.   We continued to experience the effects of these economic conditions in the third quarter of 2009 resulting in little growth in our sequential revenues as we experienced an increase in our total revenue of $0.3 million from the second quarter of 2009 to the third quarter of 2009.  During 2009, order delays, lengthening sales cycles and slowing deployments worldwide all contributed to the decrease in revenue from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009.  The first quarter of 2009 was the first quarter since before 2005 we experienced a decrease in total revenue as compared to the same quarter of the previous year.

Uncertainty around current and future macroeconomic and industry conditions continues to persist.   We believe these conditions and the lack of liquidity in the capital markets had an effect upon the capital spending of our customers during the nine months ended September 30, 2009.  Moreover, we remain uncertain of the continued impact of any near-term changes of enterprise and consumer spending and behavior, in response to these market conditions. The level of competition we face during periods of economic weakness can be expected to increase.  We cannot be certain how long these conditions will continue and the magnitude of their effects on our business and results of operations.  These conditions continue to negatively affect our ability to close business and continue to make our forecasting and planning more difficult.

While we expect the near term market conditions to remain challenging, we continue to believe in our ability to execute our business plan in the near term and our longer term market opportunities.  We believe the need for organizations to move, protect and recover their data, applications and operating systems with affordable software will require our current customers as well as new customers to continue to invest in their infrastructure.  As a result, we intend to continue to prudently invest in our business, through continued product development and sales and marketing efforts.  While the company's sales pipelines continue to support generating revenue and net income in 2009 and the predictability of closure on those pipelines improved in the second  and third quarters of 2009, the effect of the continued economic downturn remains uncertain.  Therefore financial performance for the remainder of 2009 remains more difficult to predict than in past years.

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

On December 24, 2007, we completed our acquisition of Double-Take Canada.  The acquisition did not provide meaningful revenue in 2008 and minimal revenue for the nine months ended September 30, 2009, but we believe the acquisition of Double-Take Canada’s patented technology and the engineering expertise of the employees, specifically in the area of file systems and application level recovery, fits well into our core capabilities as does the product design into our architecture.  This acquisition has helped us broaden development efforts of our products and as a result in October 2009, we released Double-Take Backup which utilizes this acquired technology.   On July 28, 2008, we completed our acquisition of emBoot.  The acquisition did not provide meaningful revenue in 2008 and had slightly increased revenue during the nine months ended September 30, 2009.  In September 2009 we released Double-Take Flex which incorporates this acquired technology. We expect substantially all of the on-going expenses related to Double-Take Canada will be related to research and development and to a lesser extent depreciation and amortization.  We expect the on-going use of the acquired technologies to further expand our product offering in future periods.

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

Our software revenue generated approximately 47% and 55% of our total revenue for the nine months ended September 30, 2009 and 2008, respectively.  Our software revenue generally experiences some seasonality.  We believe that many organizations do not make the bulk of their information technology purchases, including software, in the first quarter of any year.  We believe that this historically has generally resulted in lower revenue generated by software sales in our first quarter of any year.  In the past, we have also generally experienced lower revenue in certain regions in the summer months.  Due to the recent economic downturn, our quarterly revenue predictability has decreased from prior years.  During the second quarter of 2009, we began to see more predictability than in the first quarter of 2009, and while that improvement in predictability continued in the third quarter, we still believe that predictability has not returned to that of previous periods.  As a result, future quarterly revenue may trend differently than it has historically.  Predicting quarterly revenue trending is more difficult than ever, but we believe that in line with our historical seasonality the first quarter of 2009 should be the weakest quarter of the year.

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

Maintenance revenue represented 91% of total maintenance and professional services revenue for the nine months ended September 30, 2009 and 2008.  Professional services generated the remainder of our total maintenance and professional services revenue in these periods.

Of our total revenue, maintenance revenue represented 49% and 41% for the nine months ended September 30, 2009 and 2008, respectively.  Professional services accounted for 4% of our total revenue for the nine months ended September 30, 2009 and 2008.  Our maintenance and professional services revenue historically has generated lower gross margins than our software revenue.  The gross margin generated by our maintenance and professional services revenue was 81% and 78% for the nine months ended September 30, 2009 and 2008, respectively.  We have focused on increasing and maintaining our maintenance revenue and we believe it has historically increased more rapidly than license revenue due to price increases and increased renewal rates attributable to focused sales efforts and the inclusion of significant new functionality in the product at no charge for licenses on which maintenance has been purchased.  As the percentage of total revenue attributable to maintenance increases, our overall gross margins will be adversely affected.  In the current economic environment, companies may decide not to renew their annual maintenance.  Should this happen, maintenance and professional services revenue may decrease.  Should license revenue increase in future periods, maintenance revenue will likely decrease as a percentage of total revenue.  We will continue to focus on maintaining our current and future customer base with renewal of licenses as functionality is enhanced throughout the products.

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

General and administrative expenses have historically increased as a result of being a publicly-traded company and investing in an infrastructure to support our growth. However, we generally expect general and administrative expenses to remain substantially similar or slightly decrease as a percentage of revenue for the foreseeable future.

Depreciation and Amortization.   Depreciation and amortization expense consists of depreciation expense primarily for computer equipment we use for information services and in our development and test labs, and amortization of intangible assets acquired.

Results of Operations

    Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

    Revenue. We derive our revenue from sales of our products and support and services.  Revenue decreased 11% to $21.3 million, for the three months ended September 30, 2009, from $24.0 million for the three months ended September 30, 2008.  Of our sales in the three months ended September 30, 2009 and 2008, 88% and 91%, respectively, was attributable to sales to or through our indirect channels such as distributors, value-added resellers and OEMs. This percentage can vary from quarter to quarter and we do not expect to significantly increase our proportion of sales from direct sales.  Of our sales in the three months ended September 30, 2009 and 2008, 12% and 9%, respectively, was attributable to direct sales to end users.  Historically, our total revenue has generally increased each quarter within a calendar year with the first quarter of the year being the weakest quarter.  The current quarter’s total revenue decreased from the same quarter of the previous year and increased slightly from the second quarter of 2009.  We currently expect revenue will likely be flat or slightly increase from the third quarter of 2009 to the fourth quarter of 2009, as well as decrease in the fourth quarter of 2009 from the same quarter of the previous year.  This decrease from the same quarter a year ago is a result of the global economic weakness currently being experienced as discussed above in Effect of Recent Market Conditions and Uncertain Economic Environment on our Business.

Software License Revenue.  Software revenue decreased $2.6 million, or 20%, from $12.8 million in the three months ended September 30, 2008 to $10.2 million in the three months ended September 30, 2009.  While we had approximately $0.4 million of software license revenue related to new products offered during the three months ended September 30, 2009 which were not available during the three months ended September 30, 2008, software revenue decreased.  The decrease in software revenue was primarily due to the global economic slowdown which has resulted in decreased or delayed corporate capital expenditures.  To a lesser extent, changing foreign currency exchange rates also had an effect on software license revenue.  During the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, the United States dollar was stronger against both the euro and the pound sterling.  Had exchange rates stayed constant, license revenue would have decreased by approximately 19% in the three months ended September 30, 2009 from the three months ended September 30, 2008.

Software sales made to or through our distributors, value-added resellers and OEMs generated approximately 92% and 94% of total software sales in the three months ended September 30, 2009 and 2008, respectively. During the three months ended September 30, 2009 and 2008, respectively, approximately 8% and 6% of our software sales were made solely by our direct sales force.  During the three months ended September 30, 2009 and 2008, approximately 16% and 13%, respectively, of our software sales were made to our distributors for sale to value-added resellers, approximately 71% and 76%, respectively, of our software sales were made directly through resellers and approximately 5% of our software sales were made through OEMs. We believe that we will need to continue to maintain close relationships with our partners to sustain and increase profitability. We have no current plans to focus future growth on one distribution channel versus another. We believe our direct sales force complements our indirect distribution network, and we intend to continue to increase revenue generated by both.

In the three months ended September 30, 2009 and 2008, the median price of sales of Double-Take software licenses to customers was approximately $4,000 and $6,000, respectively.  We believe that, historically, the pricing and sales cycles have contributed to more balanced sales throughout the year and more predictable revenue streams in comparison to other software companies with perpetual license models. We believe that the affordability of our software is a competitive advantage.  However, the predictability of software sales has declined over the past several quarters compared to 2007 and early 2008.

Maintenance and Professional Services Revenue.  Maintenance and professional services revenue was $11.1 million in the three months ended September 30, 2009 and 2008.  Maintenance and professional services revenue represented 52% of our total revenue in the three months ended September 30, 2009 and 47% of our total revenue in the three months ended September 30, 2008. Maintenance revenue was $10.1 million for the three months ended September 30, 2009 and 2008.  Professional services revenue  was $1.0 million in the three months ended September 30, 2009 and 2008.  There are variations in scheduling of the delivery of professional services from quarter to quarter which will impact the amount of professional services recognized in each quarter.  Additionally, to a lesser extent, changing foreign currency exchange rates also had an effect on maintenance and professional services revenue.  Had exchange rates stayed constant, professional services and maintenance revenue would have increased by approximately 2% in the three months ended September 30, 2009 from the three months ended September 30, 2008.

Cost of Revenue and Gross Profit

Total cost of revenue decreased $0.2 million, or 9%, from $2.5 million for the three months ended September 30, 2008 to $2.3 million in the three months ended September 30, 2009.  Total cost of revenue represented 11% and 10% of our total revenue in the three months ended September 30, 2009 and 2008, respectively.

Cost of software revenue decreased $28,000, or 18%, from $156,000 for the three months ended September 30, 2008 to $128,000 for the three months ended September 30, 2009.  The decrease was a result of decreased software license revenue.  In the three months ended September 30, 2009 and 2008 the cost of software revenue was 1% of software revenue.

Cost of services revenue decreased $0.2 million, or 9%, from $2.3 million for the three months ended September 30, 2008 to $2.1 million in the three months ended September 30, 2009.  The decrease was primarily related to a decrease of $0.1 million of personnel expenses directly related to a temporary salary decrease of approximately 10% effective for two months in the third quarter of 2009, decreased bonus expense directly related to reduced revenue and profitability and the discontinued employer match to the 401(k) plan.   Additionally as a result of our continued cost control efforts, travel and consulting expense decreased by approximately $0.1 million.  Cost of services revenue represented 19% of our services revenue in the three months ended September 30, 2009 and 21% in the three months ended September 30, 2008.

Gross profit decreased $2.4 million, or 11%, from $21.5 million for the three months ended September 30, 2008 to $19.0 million for the three months ended September 30, 2009.  The decrease is due primarily to the drop in revenue in the third quarter of 2009.  Gross margin remained substantially constant at 89% and 90% in the three months ended September 30, 2009 and 2008, respectively.

Operating Expenses

Effect of Changing Foreign Currency Rates on Expenses. During the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, the United States dollar was stronger than the euro, the pound sterling and the Canadian dollar.  As a result, operating expenses decreased by approximately 2% during the three months ended September 30, 2009 from what they would have been during the time period had foreign currency exchange rates remained constant from the three months ended September 30, 2008. The overall fluctuation in operating expenses, which includes the effect of foreign currency rates, is described below.

Sales and Marketing.  Sales and marketing expenses decreased $0.7 million, or 8%, from $8.4 million for the three months ended September 30, 2008 to $7.7 million for the three months ended September 30, 2009.  The decrease was substantially due to decreased commission and personnel expenses.  Commission expense decreased by approximately $0.3 million as a direct result of the decreased revenue.  Personnel expenses decreased by approximately $0.1 million which was a result of decreased bonus expense due to decreased revenue and profitability, a temporary salary decrease of approximately 10% effective for two months in the third quarter of 2009 and the discontinued employer match to the 401(k) plan, all of which were partially offset by an increase in health insurance benefits.  As a result of our continued cost control efforts, travel expense decreased by approximately $0.1 million and outside marketing expense decreased by approximately $0.3 million.

Research and Development.  Research and development expenses decreased $0.7 million, or 16%, from $4.3 million for the three months ended September 30, 2008 to $3.7 million for the three months ended September 30, 2009.  Personnel expenses decreased by approximately $0.3 million which was a result of decreased bonus expense due to decreased revenue and profitability, a temporary salary decrease of approximately 10% effective for two months in the third quarter of 2009 and the discontinued employer match to the 401(k) plan, all of which were partially offset an increase in health insurance benefits.  As a result of our continued cost control efforts, third party development expense and travel expense decreased by approximately $0.3 million.

General and Administrative.  General and administrative expenses decreased $0.2 million, or 5%, from $3.4 million for the three months ended September 30, 2008 to $3.2 million for the three months ended September 30, 2009.  Personnel expenses decreased by approximately $0.3 million which was a result of decreased bonus expense due to decreased revenue and profitability, a temporary salary decrease of approximately 10% effective for two months in the third quarter of 2009 and the discontinued employer match to the 401(k) plan, all of which were partially offset by an increase in health insurance benefits.  The expense decreases were partially offset by an increase of approximately $0.2 million in legal and accounting fees.

Depreciation and Amortization.  Depreciation and amortization expense increased $31,000, or 3%, from $974,000 in the three months ended September 30, 2008 to $1.0 million for the three months ended September 30, 2009.  The increase was attributable to increased depreciation expense associated with capital expenditures and increased amortization related to the technology related intangibles which were acquired in connection with the acquisition of emBoot on July 28, 2008.

Interest Income.  Interest income was $0.1 million for the three months ended September 30, 2009 as compared to $0.4 million for the three months ended September 30, 2008.  While our cash and short term investments increased by $21.5 million from September 30, 2008 to September 30, 2009, our interest income decreased by $0.3 million.  The decrease was a result of lower returns on our cash and short term investments which matured during the three months ended September 30, 2009 and were reinvested at lower rates than in 2008.  The cash and short term investments were reinvested substantially in United States treasury notes and bonds and cash management funds.  During the remainder of 2009, should the interest rates continue to remain at lower or even similar levels than those experienced in 2008, we expect our interest income to remain at the lower amounts attained in the third quarter of 2009.

Foreign Exchange (Loss)

The foreign exchange loss was $8,000 for the three months ended September 30, 2009 as compared to $79,000 for the three months ended September 30, 2008.  The foreign currency fluctuations are substantially related to Double-Take EMEA.  For the three months ended September 30, 2008, the loss occurred on assets we had which were denominated in pounds sterling in Europe.  These assets were converted to Euros and then subsequently to US dollars for financial statement reporting purposes.  The conversion to euros and then subsequently to US dollars produced the loss.  In the fourth quarter of 2008, we had a reorganization of the legal entity structure of Double-Take EMEA.  The reorganization of the entities reduced the amount of Double-Take EMEA assets denominated in pounds sterling therefore reducing our exposure to currency fluctuations between the pound sterling and the euro.  We may from time to time have assets which are denominated in currencies other than the functional currency of the Double-Take EMEA entity.  As a result, we do still have exposure to currency fluctuations.

Income Tax Expense

Income tax expense was $1.9 million for the three months ended September 30, 2009 compared to $2.1 million for the three months ended September 30, 2008.  In the three months ended September 30, 2009 and 2008, we recorded a tax expense using the effective tax rate currently expected to be in effect for the full year.  The effective tax rate increased from 44% for the three months ended September 30, 2008 to 55% for the three months ended September 30, 2009.   The increase in the effective tax rate was substantially a result of decreased taxable income generated from operations in the United States and increased stock option expense which is not deductible for tax purposes.

In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies.  The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business.  Should these assumptions change based upon changes to the forecast of future taxable income in any particular quarter, the effective tax rate in any quarter could be significantly different.   As of December 31, 2008 we had a valuation allowance of $17.4 million recorded against net deferred tax assets, which are primarily comprised of net operating loss carryforwards as a result of operating losses incurred since inception.  For the three months ended September 30, 2009 there was no reversal  of the valuation allowance.  Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which is uncertain. Accordingly, the net deferred tax assets are partially offset by the valuation allowance.  Utilization of these net operating losses and credit carryforwards are subject to annual limitations due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable due to “ownership changes” that have occurred.  We will maintain the valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

Net Income (Loss)

For the three months ended September 30, 2009, we recorded net income of $1.6 million which is a decrease of 40% or $1.1 million from the net income recorded for the three months ended September 30, 2008.  During the three months ended September 30, 2009 revenue decreased by $2.7 million.  The decrease in revenue was partially offset by decreased cost of revenue of $0.2 million and decreased operating expenses of $1.5 million.  The decrease in revenue is primarily a result of the decreased demand caused by the economic slowdown currently being experienced.  Overall, the decrease in operating expenses is related to our continued cost control efforts. The decrease in operating expenses is substantially a result of decreased sales and marketing expense of $0.7 million and decreased research and development expense of $0.7 million.  In addition to our cost control efforts, sales and marketing expense also decreased directly as a result of our decreased revenue.  Our income from operations decreased by $1.0 million, or 22%, from $4.4 million for the three months ended September 30, 2008 to $3.4 million for the three months ended September 30, 2009.  The decrease in income from operations was partially offset by decreased tax expense of $0.2 million as a result of decreased taxable income at an increased effective tax rate.

    Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

    Revenue. We derive our revenue from sales of our products and support and services.  Revenue decreased 15% to $60.5 million, for the nine months ended September 30, 2009, from $71.3 million for the nine months ended September 30, 2008.  Of our sales in the nine months ended September 30, 2009 and 2008, 89% were attributable to sales to or through our indirect channels such as distributors, value-added resellers and OEMs. This percentage can vary from quarter to quarter and we do not expect to significantly increase our proportion of sales from direct sales.  Of our sales in the nine months ended September 30, 2009 and 2008, 11% were attributable to direct sales to end users.  Historically, our total revenue has generally increased each quarter within a calendar year with the first quarter of the year being the weakest quarter.  Total revenue decreased from the same period of the previous year.  We currently expect flat to slightly increased revenue from the third quarter of 2009 to the fourth quarter of 2009, as well as decreased revenue from the same period of the previous year.  This decrease is a result of the global economic weakness currently being experienced as discussed above in Effect of Recent Market Conditions and Uncertain Economic Environment on our Business.

Software License Revenue.  Software revenue decreased $10.5 million, or 27%, from $38.9 million in the nine months ended September 30, 2008 to $28.4 million in the nine months ended September 30, 2009.  While we had approximately $2.5 million of software license revenue related to new products offered during the nine months ended September 30, 2009 which were not available during the nine months ended September 30, 2008, software revenue decreased.  The decrease in software revenue was primarily due to the global economic slowdown which has resulted in decreased or delayed corporate capital expenditures.  To a lesser extent, changing foreign currency exchange rates also had an effect on software license revenue.  During the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, the United States dollar was stronger against both the euro and the pound sterling.  Had exchange rates stayed constant, license revenue would have decreased by approximately 24% in the nine months ended September 30, 2009 from the nine months ended September 30, 2008.

Software sales made to or through our distributors, value-added resellers and OEMs generated approximately 91% of total software sales in the nine months ended September 30, 2009 and 2008. During the nine months ended September 30, 2009 and 2008, approximately 9% of our software sales were made solely by our direct sales force.  During the nine months ended September 30, 2009 and 2008, approximately 15% and 13%, respectively, of our software sales were made to our distributors for sale to value-added resellers, approximately 69% and 72%, respectively, of our software sales were made directly through resellers and approximately 7% and 6%, respectively, of our software sales were made through OEMs. We believe that we will need to continue to maintain close relationships with our partners to sustain and increase profitability. We have no current plans to focus future growth on one distribution channel versus another. We believe our direct sales force complements our indirect distribution network, and we intend to continue to increase revenue generated by both.

In the nine months ended September 30, 2009 and 2008, the median price of sales of Double-Take software licenses to customers was approximately $4,000 and $6,000.  We believe that, historically, the pricing and sales cycles have contributed to more balanced sales throughout the year and more predictable revenue streams in comparison to other software companies with perpetual license models. We believe that the affordability of our software is a competitive advantage.  However, the predictability of software sales has declined over the past several quarters compared to where it was in 2007 and early 2008.

Maintenance and Professional Services Revenue.  Maintenance and professional services revenue decreased $0.4 million, or 1%, from $32.5 million in the nine months ended September 30, 2008, to $32.1 million in the nine months ended September 30, 2009.  Maintenance and professional services revenue represented 53% of our total revenue in the nine months ended September 30, 2009 and 46% of our total revenue in the nine months ended September 30, 2008. Maintenance revenue was $29.7 and $29.4 million for the nine months ended September 30, 2009 and 2008, respectively, an increase of approximately 1%.  The slight increase in maintenance revenue was attributable to continued maintenance renewals resulting from heightened sales focus and the inclusion of significant new functionality in the product at no charge for licenses on which maintenance has been purchased.  Additionally, maintenance revenue was recognized in the nine months ended September 30, 2009 on new licenses sold in the past year.  Professional services revenue decreased $0.7 million, or 21%, from $3.1 million in the nine months ended September 30, 2008, to $2.4 million in the nine months ended September 30, 2009. The decrease in professional services revenue for the nine months ended September 30, 2009 was due to fewer engagements being completed in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 as many customers delayed the implementation of projects previously scheduled and there were fewer new projects sold during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  There are variations in scheduling of the delivery of professional services from quarter to quarter which will impact the amount of professional services recognized.  Additionally, changing foreign currency exchange rates also had an effect on maintenance and professional services revenue.  Had exchange rates stayed constant, maintenance and professional services revenue would have increased by approximately 4% in the nine months ended September 30, 2009 from the nine months ended September 30, 2008.

Cost of Revenue and Gross Profit

Total cost of revenue decreased $1.0 million, or 13%, from $7.6 million for the nine months ended September 30, 2008 to $6.6 million in the nine months ended September 30, 2009.  Total cost of revenue represented 11% of our total revenue in the nine months ended September 30, 2009 and 2008.

Cost of software revenue decreased $52,000, or 13%, from $397,000 for the nine months ended September 30, 2008 to $345,000 for the nine months ended September 30, 2009.  The decrease was a result of decreased sales of our product.  In the nine months ended September 30, 2009 and 2008 the cost of software was 1% of software revenue.

Cost of services revenue decreased $0.9 million, or 13%, from $7.2 million for the nine months ended September 30, 2008 to $6.3 million in the nine months ended September 30, 2009.  The decrease was primarily related to a decrease of approximately $0.4 million of personnel expenses directly related to a temporary salary decrease of approximately 10% effective for three months in the nine months of 2009, decreased bonus expense directly related to reduced revenue and profitability and the discontinued employer match to the 401(k) plan, as well as the effects of foreign currency (see Effect of Changing Foreign Currency Rates on Expenses below).  This decrease was partially offset by increased health insurance benefits.  Additionally as a result of our continued cost control efforts, travel and consulting expense decreased by approximately $0.3 million.  Cost of services revenue represented 20% of our services revenue in the nine months ended September 30, 2009 and 22% in the nine months ended September 30, 2008.

Gross profit decreased $9.9 million, or 16%, from $63.8 million for the nine months ended September 30, 2008 to $53.9 million for the nine months ended September 30, 2009.  The decrease is due primarily to the drop in revenue during 2009.  Gross margin remained substantially constant at 89% in the nine months ended September 30, 2009 and 2008.

Operating Expenses

Effect of Changing Foreign Currency Rates on Expenses. During the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, the United States dollar was stronger than the euro, the pound sterling and the Canadian dollar.  As a result, operating expenses decreased by approximately 4% during the nine months ended September 30, 2009 from what they would have been during the time period had foreign currency exchange rates remained constant from the nine months ended September 30, 2008. The overall fluctuation in operating expenses, which includes the effect of foreign currency rates, is described below.

Sales and Marketing.  Sales and marketing expenses decreased $2.6 million, or 10%, from $26.3 million for the nine months ended September 30, 2008 to $23.7 million for the nine months ended September 30, 2009.  The decrease was substantially due to decreased bonus and commission expense of approximately $1.5 million directly related to decreased revenue and profitability.  As a result of our continued cost control efforts, travel expense decreased by approximately $0.5 million and outside marketing and consulting expense decreased by approximately $0.1 million.  As a further cost control measure, the employer match to the 401(k) plan was discontinued which resulted in an expense decrease of approximately $0.2 million.  The decreased expenses were partially offset by increased compensation expense and medical benefits of approximately $0.5 million primarily resulting from increased headcount during the nine months ended September 30, 2009.  The increase in compensation was offset by a temporary salary reduction of approximately 10% effective for three months during 2009.

Research and Development.  Research and development expenses decreased $0.9 million, or 8%, from $12.5 million for the nine months ended September 30, 2008 to $11.5 million for the nine months ended September 30, 2009.  The decrease in expenses is a result of decreased bonus expense of approximately $0.3 million directly related to decreased revenue and profitability.  As a result of our continued cost control efforts, third party development expense and travel expense decreased by approximately $0.5 million.  As a further cost control measure, the employer match to the 401(k) plan was discontinued which resulted in an expense decrease of approximately $0.2 million.  The expense decreases were partially offset by increased compensation expense of approximately $0.3 which is substantially all a result of our acquisition of emBoot in July 2008.  The increase in compensation was offset by a temporary salary decrease of approximately 10% effective for three months during 2009.

General and Administrative.  General and administrative expenses decreased $0.6 million, or 6%, from $10.0 million for the nine months ended September 30, 2008 to $9.5 million for the nine months ended September 30, 2009.  Personnel expenses decreased by approximately $0.3 million due to decreased headcount and a temporary salary reduction of approximately 10% effective for three months during 2009, partially offset by an increase in medical benefits.  Additionally, bonus expense decreased by $0.3 million directly related to decreased revenue and profitability.   As a result of our continued cost control efforts, third party consulting expense and travel expense decreased by approximately $0.3 million.  The expense decreases were partially offset by an increase of approximately $0.3 million legal and accounting fees.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.4 million, or 14%, from $2.6 million in the nine months ended September 30, 2008 to $3.0 million for the nine months ended September 30, 2009.  The increase was attributable to increased depreciation expense associated with capital expenditures and increased amortization related to the technology related intangibles which were acquired in connection with the acquisition of emBoot on July 28, 2008.

Interest Income.  Interest income was $0.2 million for the nine months ended September 30, 2009 as compared to $1.5 million for the nine months ended September 30, 2008.  While our cash and short term investments increased by $21.5 million from September 30, 2008 to September 30, 2009, our interest income decreased by $1.2 million.  The decrease was a result of lower returns on our cash and short term investments which matured during the nine months ended September 30, 2009 and were reinvested at lower rates than in 2008.  The cash and short term investments were reinvested substantially in United States treasury notes and bonds and cash management funds.  During the remainder of 2009, should the interest rates continue to remain at lower or even similar levels than those experienced in 2008, we expect our interest income to remain at the lower amounts attained in the third quarter of 2009.

Foreign Exchange (Loss)

The foreign exchange loss was $0.1 and $0.5 million for the nine months ended September 30, 2009 and 2008, respectively.  The foreign currency fluctuations are substantially related to Double-Take EMEA.  For the nine months ended September 30, 2008, the loss occurred on assets we had which were denominated in pounds sterling in Europe.  These assets were converted to Euros and then subsequently to US dollars for financial statement reporting purposes.  In the fourth quarter of 2008, we had a reorganization of the legal entity structure of Double-Take EMEA.  The reorganization of the entities reduced the amount of Double-Take EMEA assets denominated in pounds sterling therefore reducing our exposure to currency fluctuations between the pound sterling and the euro.  We may from time to time have assets which are denominated in currencies other than the functional currency of the Double-Take EMEA entity.  As a result, we do still have exposure to currency fluctuations.

Income Tax Expense

Income tax expense was $3.4 million for the nine months ended September 30, 2009 compared to $5.9 million for the nine months ended September 30, 2008.  In the nine months ended September 30, 2009 and 2008, we recorded a tax expense using the effective tax rate currently expected to be in effect for the full year.  The effective tax rate increased from 44% for the nine months ended September 30, 2008 to 54% for the nine months ended September 30, 2009.   The increase in the effective tax rate was substantially a result of decreased taxable income generated from operations in the United States and increased stock option expense which is not deductible for tax purposes.

In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies.  The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business.  Should these assumptions change based upon changes to the forecast of future taxable income in any particular quarter, the effective tax rate in any quarter could be significantly different.   As of December 31, 2008 we had a valuation allowance of $17.4 million recorded against net deferred tax assets, which are primarily comprised of net operating loss carryforwards as a result of operating losses incurred since inception.  For the nine months ended September 30, 2009 there was no reversal  of the valuation allowance.  Realization of deferred tax assets is dependent upon future earnings, if any, the timing of which is uncertain. Accordingly, the net deferred tax assets are partially offset by the valuation allowance.  Utilization of these net operating losses and credit carryforwards are subject to annual limitations due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable due to “ownership changes” that have occurred.  We will maintain the valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

Net Income (Loss)

For the nine months ended September 30, 2009, we recorded net income of $2.9 million which is a decrease of 61% or $4.5 million from the net income recorded for the nine months ended September 30, 2008.  During the nine months ended September 30, 2009 revenue decreased by $10.9 million.  The decrease in revenue was partially offset by decreased cost of revenue of $1.0 million and decreased operating expenses of $3.8 million.  The decrease in revenue is primarily a result of the decreased demand caused by the economic slowdown currently being experienced.  Overall, the decrease in operating expenses is related to our continued cost control efforts. The decrease in operating expenses is substantially a result of decreased sales and marketing expense of $2.6 million, decreased research and development expense of $0.9 million and decreased general and administrative expense of $0.6 million all partially offset by $0.4 million of increased depreciation and amortization expense.  In addition to our cost control efforts, sales and marketing expense also decreased directly as a result of our decreased revenue.  Depreciation and amortization expense increased primarily as a result of our acquisition of emBoot.  Our income from operations decreased by $6.1 million, or 50%, from $12.3 million for the nine months ended September 30, 2008 to $6.2 million for the nine months ended September 30, 2009.  The decrease in income from operations was partially offset by decreased tax expense of $2.4 million as a result of decreased taxable income.

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

For software arrangements involving multiple elements, we recognize revenue using the residual method. Under the residual method, we allocate and defer revenue for the undelivered elements based on relative fair value and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of the undelivered elements in multiple element arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective-evidence (“VSOE”).

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

We have analyzed all of the undelivered elements included in our multiple-element arrangements and determined that VSOE of fair value exists to allocate revenues to services. Accordingly, assuming all basic revenue recognition criteria are met, software revenue is recognized upon delivery of the software license using the residual method.

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

Stock-Based Compensation

We recognize stock option expense using the fair value recognition method.  We apply the fair value recognition method only to awards granted, modified, repurchased or cancelled after January 1, 2006.  Stock-based compensation expense is recognized based on the grant-date fair value of stock option awards granted or modified after January 1, 2006.  As we had used the minimum value method for valuing our stock options, all unmodified options granted prior to January 1, 2006 continue to be accounted using the minimum value method.

We account for stock-based compensation expense related to restricted stock units using the fair value of the nonvested stock on the grant date.  The fair value is measured as the market price of a share of nonrestricted stock on the grant date.

We account for stock awards to non-employees by recognizing  the fair value of these instruments as an expense over the period in which the related services are rendered.

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

In the three and nine months ended September 30, 2009 and 2008, we recorded a tax expense of  $1,907, $3,406, $2,070 and $5,851, respectively, related to income generated during the periods using an effective tax rate currently expected to be in effect for the full year.

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

We analyze the carrying value of our deferred tax assets on a regular basis.  In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies.  The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business.  Should these assumptions change based upon changes to the forecast of future taxable income in any particular quarter, the effective tax rate in any quarter could be significantly different.   During the nine months ended September 30, 2009, there was no reversal of the valuation allowance.  We will maintain a valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

We analyze any uncertain tax positions through the application of  a two-step process that separates recognition from measurement.  During the three and nine months ended September 30, 2009, the Company did not recognize any uncertain tax positions and the Company did not recognize any increase or decrease to reserves for uncertain tax positions.

We have elected to record interest and penalties recognized in the financial statements as income taxes.  Any subsequent change in classification interest and penalties will be treated as a change in accounting principle.

Liquidity and Capital Resources

Overview

Our ability to sustain a level of positive cash flow from operations that is sufficient to continue to meet all of our future operating, capital and other cash requirements is subject to the risks associated with our business, including those described under “Risk Factors” in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on March 13, 2009 and to changes in our business plan, capital structure and other events. As of September 30, 2009, we had cash and short term investments of $89.4 million and accounts receivable of $15.8 million.

In January 2006, in connection with the settlement of an intellectual property dispute reached in December 2005, we paid $3.8 million to another company. We also agreed to make future payments of $0.5 million in each of January 2007, 2008, 2009 and 2010, which we collateralized by a $2.0 million letter of credit to that company. The letter of credit was to be drawn down automatically in increments of $0.5 million at the time of each payment requirement. Our future obligations under the settlement were reduced on a dollar-for-dollar basis to the extent that we purchased or resold the other company’s products. As of September 30, 2009, we had made the payment on the final $0.2 million of computer equipment.  As a result, both parties have agreed that the $2.0 million obligation under the settlement agreement has been fulfilled.  In July 2009, the letter of credit related to the settlement agreement was cancelled.

As of September 30, 2009, we had no borrowings under our $2.0 million credit facility with Silicon Valley Bank (“SVB”) which expires on April 28, 2010.

Sources and Uses of Cash

	Nine Months Ended Months Ended September 30,
	2009	2008
	(in thousands)
Cash flow data:
Net cash provided by operating activities	$16,238	$16,301
Net cash(used in) investing activities	(15,676)	(2,645)
Net cash provided by financing activities	137	189
Effect of exchange rate changes on cash and cash equivalents	463	(604)
Net increase in cash and equivalents	1,162	13,241
Cash and cash equivalents, beginning of period	40,659	25,748
Cash and equivalents, end of period	$41,821	$38,989

Cash Flows from Operating Activities

Cash provided by operating activities decreased by $0.1 million from $16.3 million in the nine months ended September 30, 2008 to $16.2 million in the nine months ended September 30, 2009.  The decrease in cash provided by operations is primarily a result of the decrease in net income of $4.5 million offset by the decrease in accounts receivable during 2009 of $3.9 million primarily related to cash collections partially offset by billings during 2009 and a $4.1 million decrease in prepaid expenses and other assets.  Additionally, the add backs related to depreciation and amortization were $3.0 million as a result of capital expenditures and amortization expense related to our acquisitions.  Stock based compensation expense was $3.3 million.

Cash Flows from Investing Activities

Cash used in investing activities was $15.7 million in the nine months ended September 30, 2009 which was an increase of $13.0 million from $2.6 million of cash used in investing activities in the nine months ended September 30, 2008.  The fluctuation from cash provided by investing activities to cash used in investing activities is primarily due increased short term investments.

Cash Flows from Financing Activities

Cash provided by financing activities was $0.1 million in the nine months ended September 30, 2009, which was a nominal decrease compared to the nine months ended September 30, 2008.  The decrease was due to less tax benefits from stock based compensation and decreased payments on capital lease obligations offset by a slight increase in stock option exercises.

Off-Balance Sheet Arrangements

As of September 30, 2009, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

As a result of our acquisition of Double-Take EMEA in May 2006, Double-Take Canada in December 2007, and emBoot in July 2008, we have international sales and expenses that are denominated in foreign currencies, and we face exposure to adverse movements in foreign currency exchange rates. Depending on the amount of our revenue generated from Double-Take EMEA and Double-Take Canada (including emBoot), adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Our primary exposures are to fluctuations in exchange rates for the United States dollar versus the euro and Canadian dollar, as well as the euro versus the pound sterling.  See “Foreign Exchange( Loss)” in Item 2 above. Changes in currency exchange rates could adversely affect our reported revenue and could require us to reduce our prices to remain competitive in foreign markets, which could also materially adversely affect our results of operations. We have not historically hedged exposure to changes in foreign currency exchange rates and, as a result, we could incur unanticipated gains or losses.

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

None

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

    Effective October 30, 2009, which was the date the Company received a counter-signed copy of its new building lease, the Company has a new lease agreement for the current location in Indianapolis, Indiana.  The new lease replaces the previous lease in effect for that office location, which has approximately 45,000 square feet of office space and has the Company's main development operation, principal call center, sales support, and other corporate functions.  The lease term expires on August 31, 2017 and the total future minimum lease payments over the term of the lease are $6,671.

Item 6.  Exhibits.

Exhibit No.	Exhibit Description
10.13	Lease Agreement, dated October 21, 2009 between Sun Life Assurance Company of Canada and the Company.
31.01	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUBLE-TAKE SOFTWARE, INC.

Date: November 5, 2009	By:	/s/ S. Craig Huke
S. Craig Huke
Chief Financial Officer (Principal Financial and Principal Accounting Officer)