Form 10-Q
period 2010-03-31
Double-Take Software, Inc.
filed 2010-05-10
CIK 1370314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
                                                                                                                               (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2010
common stock, $0.001 par value	21,151,336

DOUBLE-TAKE SOFTWARE, INC.
Form 10-Q
For The Quarterly Period Ended March 31, 2010

i

Back to Index

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
DOUBLE-TAKE SOFTWARE, INC.
Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009
 (in thousands, except share and per share amounts)
	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,323	$57,974
Short term investments	45,408	38,246
Accounts receivable, net of allowance for doubtful accounts of $676 and $696 at March 31, 2010 and December 31, 2009, respectively	13,902	16,676
Prepaid expenses and other current assets	1,774	1,153
Deferred tax assets	6,048	5,565
Total current assets	110,455	119,614
Property and equipment — at cost, net of accumulated depreciation of $9,676 and $9,149 at March 31, 2010 and December 31, 2009, respectively	2,697	3,074
Customer relationships, net of accumulated amortization of $1,748 and $1,634 at March 31, 2010 and December 31, 2009, respectively	519	633
Marketing relationships, net of accumulated amortization of $960 and $897 at March 31, 2010 and December 31, 2009, respectively	1,032	1,095
Technology related intangibles, net of accumulated amortization of $1,624 and $1,409 at March 31, 2010 and December 31, 2009, respectively	3,033	3,170
Goodwill	18,539	18,099
Other assets	641	786
Long-term deferred tax assets	5,460	5,460
Total assets	$142,376	$151,931

Liabilities
Current liabilities:
Accounts payable	1,176	1,624
Accrued expenses	4,883	4,724
Other liabilities	593	665
Deferred revenue	24,582	25,977
Total current liabilities	31,234	32,990

Long-term deferred revenue	4,350	4,726
Long-term deferred rent	208	144
Total long-term liabilities	4,558	4,870
Total liabilities	35,792	37,860

Stockholders’ Equity
Preferred Stock, $.01 par value per share; 20,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	−	−
Common stock, $.001 par value per share; 130,000,000 shares authorized; 21,148,012 and 22,091,555 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	21	22
Additional paid-in capital	150,065	157,480
Accumulated deficit	(42,362)	(42,135)
Accumulated other comprehensive income:
Unrealized gain (loss) on short term investments	(8)	(5)
Cumulative foreign currency translation	(1,132)	(1,291)
Total stockholders’ equity	106,584	114,071
Total liabilities and stockholders’ equity	$142,376	$151,931

See notes to financial statements

Back to Index

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009

Revenue:
Software licenses	$8,244	$7,722
Maintenance and professional services	10,636	10,444
Total revenue	18,880	18,166

Cost of revenue:
Software licenses	73	82
Maintenance and professional services	2,204	2,057
Total cost of revenue	2,277	2,139

Gross profit	16,603	16,027

Operating expenses:
Sales and marketing	8,690	8,239
Research and development	4,233	3,903
General and administrative	3,178	3,057
Depreciation and amortization	970	990
Total operating expenses	17,071	16,189

Income (loss) from operations	(468)	(162)

Interest income	45	132
Interest expense	-	(3)
Foreign exchange gain (loss)	(105)	(63)

Income (loss) before income taxes	(528)	(96)
Income tax expense (benefit)	(301)	(51)

Net income (loss)	(227)	(45)

Net income (loss) per share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Weighted-average number of shares used in per share amounts:
Basic	21,591	22,018
Diluted	21,591	22,018

See notes to financial statements

Back to Index

DOUBLE-TAKE SOFTWARE, INC.
Unaudited Consolidated Statements of Cash Flows
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(227)	$(45)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	556	613
Amortization of intangible assets	414	377
Provision for doubtful accounts	63	65
Stock based compensation	1,164	1,092
Deferred income tax (benefit) expense	(482)	(51)
Excess tax benefits from stock based compensation	(35)	-

Changes in:
Accounts receivable	2,451	6,248
Prepaid expenses and other assets	(643)	(79)
Other assets	108	(148)
Accounts payable and accrued expenses	(50)	(163)
Other liabilities	(49)	293
Deferred revenue	(1,239)	(1,536)
Net cash provided by operating activities	2,031	6,666

Cash flows from investing activities:
Purchase of property and equipment	(188)	(563)
Purchase of short term investments	(13,006)	(22,007)
Sales of short term investments	5,500	17,660
Cash flows used in investing activities	(7,694)	(4,910)

Cash flows from financing activities:
Proceeds from exercise of stock options	32	10
Excess tax benefits from stock based compensation	35	-
Repurchase of common stock	(8,646)	-
Payments on capital lease obligations	-	(6)
Net cash provided by (used in) financing activities	(8,579)	4

Effect of exchange rate changes on cash	(409)	47

Net increase (decrease) in cash and cash equivalents	(14,242)	1,760
Cash and cash equivalents — beginning of period	57,974	40,659
Cash and cash equivalents — end of period	$43,323	$42,466

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$153	$59

See notes to financial statements

Back to Index

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

Significant Accounting Policies

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

Basis of Presentation

    The accompanying consolidated balance sheet as of March 31, 2010, the consolidated statements of operations for the three months ended March 31, 2010 and 2009, and the consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 are unaudited.  The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

    The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  They do not include all of the financial information and footnotes required by GAAP for complete financial statements.  The consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments considered necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2010, the Company’s results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009.  All adjustments are of a normal recurring nature.  The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2010.  There have been no significant changes in the Company’s accounting policies during the three months ended March 31, 2010, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Back to Index

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

Back to Index

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

The Company accounts for any uncertainty in income taxes using a two-step process that separates recognition from measurement. During the three months ended March 31, 2010, the Company did not recognize any increase or decrease to reserves for uncertain tax positions.

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

The following table sets forth the computation of income per share:

	Three months Ended March 31,
	2010	2009

Net income (loss)	$(227)	$(45)

Weighted average common shares outstanding – basic	21,591	22,018
Dilutive effect of stock options	-	-
Dilutive effect of restricted stock units	-	-
Weighted average common shares outstanding – diluted	21,591	22,018

Basic net income per share	$(0.01)	$0.00
Diluted net income per share	$(0.01)	$0.00

The following potential common shares were excluded from the computation of diluted net income per share because they had an anti-dilutive impact:
	Three Months Ended March 31,
	2010	2009
Stock options	3,159	3,102
Restricted stock units	556	290

3.           CASH AND CASH EQUIVALENTS, SHORT TERM INVESTMENTS AND FAIR VALUE

Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, and other money market securities with original maturities at date of purchase of 90 days or less.

Short term investments, which are carried at fair value, generally consist of commercial paper, corporate notes and Federal agency discount notes with original maturities of one year or less with Standard and Poor’s ratings ranging from A to AA, certificates of deposit and United States Treasury obligations with original maturities of one year or less. The Company classifies these securities as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income. Interest received on these securities is included in interest income. Realized gains or losses upon disposition of available-for-sale securities are included in other income.

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

Back to Index

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

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents and short term investments on its consolidated balance sheet, measured at fair value on a recurring basis as of March 31, 2010:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)

Cash & cash equivalents
Cash Management Funds	$17,842	$17,842	$-	$-
Total	17,842	17,842	-	-

Short-term Investments
Certificate of Deposit	4,972	4,972	-	$-
Commercial Paper	12,190	-	12,190	-
Corporate Notes	9,375	9,375	-	-
Federal Agency Notes	3,991	-	3,991	-
United States Treasury Bills	14,880	14,880	-	-
Total	$45,408	$29,227	$16,181	$-

4.           PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31,	December 31,
	2010	2009
Equipment	$216	$216
Furniture and fixtures	531	546
Motor Vehicles	96	102
Computer hardware	10,689	10,517
Leasehold improvements	841	842
	12,373	12,223
Less accumulated depreciation and amortization	9,676	9,149
	$2,697	$3,074

5.           INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31,	December 31,
	2010	2009
Customer relationships	$2,267	$2,267
Less accumulated amortization	(1,748)	(1,634)
	$519	$633

Marketing relationships	$1,992	$1,992
Less accumulated amortization	(960)	(897)
	$1,032	$1,095

Technology related intangibles	$4,936	$4,936
Foreign currency translation	(279)	(357)
Less accumulated amortization	(1,624)	(1,409)
	$3,033	$3,170

Back to Index

6.           CONTINGENCIES

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, at March 31, 2010, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.

7.           STOCKHOLDERS’ EQUITY (in thousands, except share and per share amounts)

Common stock

In February 2010, the Company’s Board of Directors approved a stock repurchase program for its common stock under which the Company may purchase up to a maximum aggregate purchase price of $15,000 through December 31, 2010.  Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions from time to time based on business and market conditions.  The stock repurchase program may be suspended or discontinued at any time, and will be funded using the Company's available cash.   For the three months ended March 31, 2010, the company used $8,436 to purchase and cancel 1,003,432 shares of common stock.

Options to purchase 18,265 and 10,470 shares of common stock were exercised for the three months ended March 31, 2010 and 2009, respectively, and the Company received aggregated proceeds of $32 and $10, respectively.

Restricted Stock Units

In the three months ended March 31, 2010 and 2009, the Company issued 313,498 and 289,804, respectively, restricted stock units with a weighted average grant date fair value of $8.63 and $7.03, respectively.  Except for the restricted stock units granted to the French employees, the restricted stock units vest annually in four equal installments from the grant date.  The restricted stock units granted to the French employees vest in two equal installments on the second and fourth anniversaries from the grant date.  Upon each vesting, the restricted stock units become unrestricted shares of common stock.

A summary of the Company’s restricted stock unit activity for the three months ended March 31, 2010 is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	317,690	$7.21
Restricted stock units granted	313,498	$8.63
Restricted stock units cancelled	(8,744)	$7.86
Restricted stock units released	(66,365)	$7.03
Outstanding at March 31, 2010	556,079	$8.03

In the three months ended March 31, 2010, 66,365 restricted stock units vested and became unrestricted shares of common stock.  In order to cover the employees’ tax obligation, the Company withheld 24,741 shares of common stock which had a fair value of $8.48 and remitted $210 to the appropriate taxing authorities on behalf of the employee.

 In the three months ended March 31, 2010, the Company recognized compensation expense of $273 relating to these restricted stock units.  The remaining $4,014 will be recognized over the remaining vesting period which is approximately 3.32 years.

Stock option plans

In the three months ended March 31, 2010, the Company issued options to purchase 133,050 shares of common stock, with a weighted average exercise price of $8.46 per share. The exercise price of all options granted equals the fair market value per share on the dates of grant.  The weighted average fair value as of the grant date of the options issued was $3.88.

A summary of the Company’s stock option activity for the three months ended March 31, 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,078,435	$8.15
Options granted	133,050	$8.46
Options cancelled	(34,387)	$10.83
Options exercised (cash received $32)	(18,265)	$1.77
Outstanding at March 31, 2010	3,158,833	$8.17	6.48	$10,249
Options exercisable at March 31, 2010	2,347,040	$7.02	5.84	$9,878
Options expected to vest at March 31, 2010	719,109	11.49	8.33	$347

The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

All options granted are equity awards and the Company has not granted any liability awards.  The Company expects to recognize future compensation costs aggregating $5,319 for options granted but not vested as of March 31, 2010.  Such amount will be recognized over the weighted average requisite service period, which is expected to be approximately 2 years.  The options generally have a contractual life of ten years.

The fair values of options granted were estimated at the date of grant using the following assumptions:

	Three Months Ended March 31,
	2010	2009
Expected Term	7 years	7 years
Volatility	38.94%	42.27%
Risk free rate	3.03%	2.28%
Dividend Yield	—	—

The following table presents the stock-based compensation expense, including both stock options and restricted stock units for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Cost of revenue, maintenance and professional services	$120	$99
Sales and marketing	255	269
Research and development	329	295
General and administrative	460	429
	$1,164	$1,092

8.           INCOME TAXES

In the three months ended March 31, 2010 and 2009, the Company recorded a tax benefit of $301 and $51, respectively related to loss generated during the periods using an effective tax rate currently expected to be in effect for the full year.

As of December 31, 2009, the Company had recorded net deferred tax assets of $17,126 and a valuation allowance of $6,101 against the net deferred tax assets. The valuation allowance is primarily comprised of net operating loss carryforwards related to Canada and some state net operating loss carryforwards where the Company currently believes these net operating loss carryforwards do not qualify as more likely than not to be utilized.  When further positive evidence exists that the Company will be able to utilize the available net operating loss carryforwards, the Company will reverse additional valuation allowance on the deferred tax assets.

Back to Index

The Company analyzes the carrying value of its deferred tax assets on a regular basis.  In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies.  The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business.  Should these assumptions change based upon changes to the forecast of future taxable income in any particular quarter, the effective tax rate in any quarter could be significantly different.   During the three months ended March 31, 2010, there was no increase in or reversal of the valuation allowance.

The Company analyzes any uncertain tax positions through the application of a two-step process that separates recognition from measurement.  During the three months ended March 31, 2010, the Company did not recognize any uncertain tax positions and the Company did not recognize any increase or decrease to reserves for uncertain tax positions.

The Company has elected to record interest and penalties recognized in the financial statements as income taxes.  Any subsequent change in classification interest and penalties will be treated as a change in accounting principle.

9.           DEFINED CONTRIBUTION PLAN

Effective March 1, 1996, the Company adopted a defined contribution plan (the “Plan”), which, as amended, qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who meet eligibility requirements. Employer contributions are discretionary.  In the first quarter of 2009 the Company discontinued employer contributions to the Plan.  The Company did not make any employer contributions to the Plan for the three months ended March 31, 2010 and 2009.

10.           SEGMENT INFORMATION

The Company operates in one reportable segment.

The Company operates in three geographic regions: The Americas, Europe, Middle East & Africa and Asia-Pacific.  All transfers between geographic regions have been eliminated from consolidated revenues. Revenue, property and equipment and intangible assets by geographic region are as follows:

	Three Months Ended March 31,
	2010	2009
Revenue:
The Americas	$11,731	$11,061
Europe, Middle East & Africa	5,741	5,833
Asia-Pacific	1,408	1,272
	$18,880	$18,166

	March 31,	December 31,
	2010	2009
Property and equipment:
The Americas	$2,422	$2,778
Europe, Middle East & Africa	275	296
Asia-Pacific	—	—
	$2,697	$3,074

	March 31,	December 31,
	2010	2009
Intangible assets:
The Americas	$3,033	$3,170
Europe, Middle East & Africa	1,551	1,728
Asia-Pacific	—	—
	$4,584	$4,898

11.           RELATED PARTY TRANSACTIONS

After the acquisition of Double-Take EMEA, the Company has had transactions with Sunbelt Software, Inc. or Sunbelt Software.  An executive officer of Double-Take Software, Inc. is the chairman of the board of directors of Sunbelt Software.  The balances and transactions with Sunbelt Software are described below:

	March 31, 2010	December 31, 2009
Trade Receivable	$1,325	$1,218
Trade Payable	$-	$15

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Sales to Sunbelt Distribution	$2,067	$1,909
Purchases from Sunbelt Distribution	$33	$51

Back to Index

12.           RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued new guidance which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company adopted this standard effective January 1, 2010 and the implementation did not have an impact on the Company’s consolidated results of operations and financial position.

            In June 2009, the FASB issued guidance to amend previous guidance related to determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The standard is effective January 1, 2010. The Company adopted this standard effective January 1, 2010 and the implementation did not have an impact on the Company’s consolidated results of operations and financial position.

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

In January 2010, the FASB issued new guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance requires separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also requires purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. Except for the revised accounting guidance for the rollforward of activity on a gross basis for Level 3 fair value measurement which will be effective for years beginning after December 15, 2010, the Company adopted this standard effective January 1, 2010.  The implementation did not have an impact on the Company’s consolidated results of operations and financial position.  The Company does not believe the adoption of the rollforward of activity on a gross basis for Level 3 fair value measurement will have an impact on the Company’s consolidated results of operations and financial position.

Back to Index

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

  The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements.  There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements.  These important factors include those that we discuss in this section of our Form 10-Q and in the “Risk Factors” section in our annual report on Form 10-K, which we filed with the SEC on March 12, 2010.  You should read these factors and the other cautionary statements made in this Form 10-Q in combination with the more detailed description of our business in our annual report on Form 10-K as being applicable to all related forward-looking statements wherever they appear in this quarterly report.  If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

    The disaster recovery market has been our primary historical focus, but as a result of acquisitions and internal development, we are expanding into adjacent markets for system migrations, back-up and network booting. With our acquisition of TimeSpring Software Corporation in December 2007, now known as Double-Take Canada, and its TimeData products, now included in Double-Take Backup, we can also recover data from almost any point in time from a repository located on- or off-site.  In July 2008, we acquired emBoot, Inc. which is now a part of Double-Take Canada, and which specializes in network booting technology.  The technology acquired with emBoot, now included in Double-Take Flex, allows organizations to easily assign and re-assign computing workloads to any available Windows or Linux physical servers or desktops or any virtual machine in their environment. IT organizations can now move those workloads around in a matter of minutes, whether it is because a disaster has occurred, a data center is moving, the company has decided to virtualize its infrastructure or an application needs more capacity.  Double-Take Move, released in April 2009, is a server migration product that can migrate live server workloads across physical and virtual platforms.  Double-Take Cloud, released in February 2010, allows for the recovery of data, applications, and operating systems, and rapid recovery of workloads into an automatically provisioned Amazon virtual machine.  For all of our products, we estimate we have about 22,000 customers.

Back to Index

Effect of Recent Market Conditions and Uncertain Economic Environment on our Business

    In 2009, for the first time since 2004, we experienced decreased revenue in a fiscal year as compared to the prior year. Additionally, 2009 was the second consecutive year we have experienced decreased net income as compared to the prior year.  Total revenue decreased by $13.1 million or 14% as compared to 2008.  Our 2009 operating profit decreased $4.3 million or 6% as compared to 2008.  Our 2009 net income decreased $4.2 million or 24% as compared to 2008.  The 2009 decrease was primarily related to the decline in revenue during 2009, which we believe was primarily due to the economic downturn.  During the three months ended March 31, 2010 we continued to experience some of the effects of worsening economic conditions that began in the second half of 2008.  We experienced some order delays, lengthening sales cycles and slowing deployments worldwide as customers remain cautious in their purchasing decisions, which resulted in lower than expected total revenue for the three months ended March 31, 2010.

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

    Double-Take EMEA has continued to provide us with a direct presence in the European, Middle Eastern and African markets, as well as provide the opportunity to further our strategic initiative to increase revenue generated outside of the United States.  Our acquisitions TimeSpring and emBoot (both now part of Double-Take Canada) helped broaden the development efforts of our products.  As a result, in the first quarter of 2009 we released Double-Take Flex which includes the technology acquired with the emBoot acquisition and in the fourth quarter of 2009, we released Double-Take Backup which includes the technology acquired with the TimeSpring acquisition.  We expect substantially all of the on-going expenses of Double-Take Canada will be related to research and development and to a lesser extent depreciation and amortization.

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

    Our software revenue generated approximately 44% and 43% of our total revenue for the three months ended March 31, 2010 and 2009, respectively.  Our software revenue generally experiences some seasonality.  We believe that many organizations do not make the bulk of their information technology purchases, including software, in the first quarter of any year.  We believe that this historically has generally resulted in lower revenue generated by software sales in our first quarter of any year.  Historically, we have also experienced lower revenue in the summer months.  Due to the economic downturn that started in the second half of 2008 and continued into 2010, our quarterly revenue predictability has decreased significantly.  As a result, future quarterly revenue may trend differently than it has historically.  Currently predicting the quarterly revenue trending remains challenging, but we believe that in line with our historical seasonality the first quarter of 2010 should be the weakest quarter of the year.

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

Back to Index

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

Of total maintenance and professional services revenue, maintenance revenue represented 93% for the three months ended March 31, 2010 and 2009, respectively.  Professional services generated the remainder of our total maintenance and professional services revenue in these periods.

Of our total revenue, maintenance revenue represented 52% and 53% for the three months ended March 31, 2010 and 2009, respectively.  Professional services accounted for 4% of our total revenue for the three months ended March 31, 2010 and 2009.  Our maintenance and professional services revenue historically has generated lower gross margins than our software revenue.  The gross margin generated by our maintenance and professional services revenue was 79% and 80% for the three months ended March 31, 2010 and 2009, respectively.  We have focused on increasing our maintenance revenue and we believe it has increased more rapidly than license revenue due to maintenance price increases and increased renewal rates attributable to focused sales efforts and the inclusion of significant new functionality in the product at no charge for licenses on which maintenance has been purchased.  As the percentage of total revenue attributable to maintenance increases, our overall gross margins will be adversely affected.  Additionally, as a result of the current economic conditions, companies may decide not to renew their annual maintenance.  Should this happen, maintenance and professional services revenue may decrease.

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

Back to Index

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue. We derive our revenue from sales of our products and support and services.  Revenue increased 4% to $18.9 million, for the three months ended March 31, 2010, from $18.2 million for the three months ended March 31, 2009.  Of our sales in the three months ended March 31, 2010, 92% was attributable to sales to or through our indirect channels such as distributors, value-added resellers and OEMs, which was an increase from 90% of our sales attributable to sales to or through our indirect channels for the three months ended March 31, 2009. This percentage can vary from quarter to quarter and we do not expect to significantly increase our proportion of sales from direct sales.  Of our sales in the three months ended March 31, 2010, 8% was attributable to direct sales to end users, a decrease from 10% of our total sales attributable to end users in the three months ended March 31, 2009.  Historically, our total revenue has generally increased each quarter within a calendar year with the first quarter of the year being the weakest quarter.  While we currently expect revenue growth each quarter in 2010, each quarter’s revenue may be substantially similar or slightly less than the same quarter of the previous year as customers remain cautious with their purchasing decisions.  (See Effect of Recent Market Conditions and Uncertain Economic Environment on our Business discussed above.)

    Effect of Changing Foreign Currency Exchange Rates on Revenue. During the three months ended March 31, 2010 as compared to the three month ended March 31, 2009, the United States dollar was weaker than the euro and the pound sterling and stronger than the Canadian dollar.  As a result, revenue increased by approximately 2% during the three months ended March 31, 2010 from what it would have during the time period had foreign currency exchange rates remained constant from the three months ended March 31, 2009. The overall fluctuation in revenue, which includes the effect of foreign currency exchange rates, is described below.

Software License Revenue.  Software revenue increased $0.5 million, or 7%, from $7.7 million in the three months ended March 31, 2009 to $8.2 million in the three months ended March 31, 2010.  The increase in software revenue was less than what we have experienced in the past primarily related to less IT spending as customers remain cautious with their purchasing decisions.

Software sales made to or through our distributors, value-added resellers and OEMs generated approximately 94% and 91% of total software sales in the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010 and 2009, approximately 6% and 9%, respectively, of our software sales were made solely by our direct sales force.  During the three months ended March 31, 2010 and 2009, approximately 25% and 14%, respectively, of our software sales were made to our distributors for sale to value-added resellers, approximately 58% and 70%, respectively, of our software sales were made directly through resellers and approximately 11% and 7%, respectively, of our software sales were made through OEMs. We believe that we will need to continue to maintain close relationships with our partners to sustain and increase profitability. We have no current plans to focus future growth on one distribution channel versus another. We believe our direct sales force complements our indirect distribution network, and we intend to continue to increase revenue generated by both.

In the three months ended March 31, 2010, the median price of sales of Double-Take software licenses to customers was approximately $3,600 as compared to $4,000 in the three months ended March 31, 2009.  Since the nominal price increases implemented during 2007, the pricing of our product has not changed. We believe that, historically, the pricing and sales cycles have contributed to more balanced sales throughout the year and more predictable revenue streams in comparison to other software companies with perpetual license models. We believe that the affordability of our software is a competitive advantage.  However, the predictability of software sales has declined over the past several quarters.

Maintenance and Professional Services Revenue.  Maintenance and professional services revenue increased $0.2 million, or 2%, from $10.4 million in the three months ended March 31, 2009, to $10.6 million in the three months ended March 31, 2010.  Maintenance and professional services revenue represented 56% of our total revenue in the three months ended March 31, 2010 and 57% of our total revenue in the three months ended March 31, 2009. Maintenance revenue increased $0.2 million, or 2%, from $9.7 million in the three months ended March 31, 2009, to $9.9 million in the three months ended March 31, 2010.  The slight increase in maintenance revenue was attributable to continued maintenance renewals resulting from heightened sales focus and the inclusion of significant new functionality in the product at no charge for licenses on which maintenance has been purchased.  Professional services revenue was basically flat at $0.7 million in the three months ended March 31, 2010 and March 31, 2009. There are variations in scheduling of the delivery of professional services from quarter to quarter which will impact the amount of professional services recognized in each quarter.

Back to Index

Cost of Revenue and Gross Profit

Total cost of revenue increased $0.2 million, or 7%, from $2.1 million for the three months ended March 31, 2009 to $2.3 million in the three months ended March 31, 2010.  Total cost of revenue represented 12% of our total revenue in the three months ended March 31, 2010 and 2009.

Cost of software revenue decreased $9,000, or 11%, from $82,000 for the three months ended March 31, 2009 to $73,000 for the three months ended March 31, 2010.  The decrease was a result of decreased royalties paid to third parties related to software included in our product.  In the three months ended March 31, 2010 and 2009 the cost of software was 1% of total revenue.

Cost of services revenue increased $0.1 million, or 7%, from $2.1 million for the three months ended March 31, 2009 to $2.2 million in the three months ended March 31, 2010.  The increase was primarily related to an increase of $0.2 million of expense related to increased employee compensation during the quarter.  This increase was partially offset by a decrease in expense related to retaining third party assistance in completing services engagements.  Cost of services revenue represented 21% of our services revenue in the three months ended March 31, 2010 and 20% in the three months ended March 31, 2009.

Gross profit increased $0.6 million, or 4%, from $16.0 million for the three months ended March 31, 2009 to $16.6 million for the three months ended March 31, 2010.  The increase is due primarily to the increase in revenue in the first quarter 2010.  Gross margin remained constant at 88% in the three months ended March 31, 2010 and 2009.

Operating Expenses

Effect of Changing Foreign Currency Rates on Expenses. During the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, the United States dollar was weaker than the euro, the pound sterling and  stronger than the Canadian dollar.  As a result, operating expenses increased by approximately 3% during the three months ended March 31, 2010 from what they would have been during the time period had foreign currency exchange rates remained constant from the three months ended March 31, 2009. The overall fluctuation in operating expenses, which includes the effect of foreign currency rates, is described below.

Sales and Marketing.  Sales and marketing expenses increased $0.5 million, or 6%, from $8.2 million for the three months ended March 31, 2009 to $8.7 million for the three months ended March 31, 2010.  The increase was mostly attributable to compensation, marketing and travel expense.  The increase of compensation expense of $0.2 million was primarily due to salary increases that were implemented during the quarter.  During Q1 2010, there was a focus on marketing programs that increased the expense by $0.2 million as compared to Q1 2009.  Travel expenses increased by $0.1 million as sales and marketing activity expanded during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Research and Development.  Research and development expenses increased $0.3 million, or 8%, from $3.9 million for the three months ended March 31, 2009 to $4.2 million for the three months ended March 31, 2010.  The majority of the increase is related to an increase of $0.2 million from outsourced development projects.  Compensation expense increased due to salary increases that were implemented during the quarter.  This increase was partially offset by decreased headcount.

General and Administrative.  General and administrative expenses increased $0.1 million, or 4%, from $3.1 million for the three months ended March 31, 2009 to $3.2 million for the three months ended March 31, 2010.  There was an increase of $0.1 million attributable to salary increases that were implemented during the quarter and an increase of $0.1 million in a combination of travel, dues and subscriptions and utilities.  The expense increases were partially offset by a decrease of approximately $0.1 million of legal and accounting expense.

Depreciation and Amortization.  Depreciation and amortization expense remained constant at $1.0 million for the three months ended March 31, 2010 and March 31, 2009.  There were no significant changes in business operations between the periods to cause a noticeable change.

Interest Income.  Interest income was $45,000 for the three months ended March 31, 2010 as compared to $132,000 for the three months ended March 31, 2009.  During 2010, should the interest rates continue to remain at lower or even similar levels as those experienced in 2009, we expect our interest income to remain at lower amounts.

Foreign Exchange (loss)

For the three months ended March 31, 2010 and 2009, the foreign exchange loss was $0.1 million. The foreign currency losses are substantially related to Double-Take EMEA.  Our reorganization of the legal entity structure of Double-Take EMEA at the end of 2008 reduced the amount of Double-Take EMEA assets denominated in pounds sterling therefore reducing our exposure to currency fluctuations between the pound sterling and the euro.  We may from time to time have assets which are denominated in currencies other than the functional currency of the Double-Take EMEA entity.  As a result, we do still have exposure to currency differences between the pound sterling and the euro.

Income Tax Expense (Benefit)

In the three months ended March 31, 2010 and 2009, we recorded a tax benefit of $301 and $51, respectively related to the loss generated during the periods using an effective tax rate currently expected to be in effect for the full year. Because we experienced a net loss for the three months ended March 31, 2010 and 2009, we recorded a tax benefit. The effective tax rate increased from 53% for the three months ended March 31, 2009 to 57% for the three months ended March 31, 2010.   The increase in the effective tax rate was substantially a result of decreased taxable income generated from operations in the United States and increased stock based compensation expense which is not deductible for tax purposes.

In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies.  The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business.  As of December 31, 2009, we had recorded net deferred tax assets of $17,126 and a valuation allowance of $6,101 against the net deferred tax assets. The valuation allowance is primarily comprised of net operating loss carryforwards related to Canada and some state net operating loss carryforwards where we currently believe these net operating loss carryforwards do not qualify as more likely than not to be utilized.  When further positive evidence exists that we will be able to utilize the available net operating loss carryforwards, we will reverse additional valuation allowance on the deferred tax assets.

Net Income (Loss)

For the three months ended March 31, 2010, we recorded a net loss of $227,000 which is a decrease of 404% or $182,000 from the net loss recorded for the three months ended March 31, 2009.  During the three months ended March 31, 2010 revenue increased by $0.7 million.  The increase in revenue was partially offset by increased cost of revenue of $0.1 million and increased operating expenses of $0.9 million.  The increase in operating expenses is substantially a result of increased sales and marketing expense of $0.5 million and research and development of $0.3 million.  Our income from operations decreased by $0.3 million, or 189%, from a loss of $0.2 million for the three months ended March 31, 2009 to a loss of $0.5 million for the three months ended March 31, 2010.

Back to Index

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

Back to Index

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

We analyze any uncertain tax positions through the application of a two-step process that separates recognition from measurement.  During the three months ended March 31, 2010 and 2009, the Company did not recognize any increase or decrease to reserves for uncertain tax positions.

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

Liquidity and Capital Resources

Overview

Our ability to sustain a level of positive cash flow from operations that is sufficient to continue to meet all of our future operating, capital and other cash requirements is subject to the risks associated with our business, including those described under “Risk Factors” in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on March 12, 2010 and to changes in our business plan, capital structure and other events. As of March 31, 2010, we had cash and short term investments of $88.7 million and accounts receivable of $13.9 million.

At March 31, 2010, we had no borrowings under our existing $2.0 million credit facility with Silicon Valley Bank (“SVB”), which credit facility expired on April 28, 2010.  We are currently in the process of renewing our credit facility.  There is no guarantee we will be able to renew this credit facility with similar terms as the expired agreement or that we will be able to renew the credit facility at all.

Sources and Uses of Cash

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Cash flow data:
Net cash provided by operating activities	$2,031	$6,666
Net cash used in investing activities	(7,694)	(4,910)
Net cash provided by (used in) financing activities	(8,579)	4
Effect of exchange rate changes on cash and cash equivalents	(409)	47
Net increase in cash and equivalents	(14,651)	1,807
Cash and cash equivalents, beginning of period	57,974	40,659
Cash and equivalents, end of period	$43,323	$42,466

Cash Flows from Operating Activities

Cash provided by operating activities decreased by $4.6 million from $6.7 million in the three months ended March 31, 2009 to $2.0 million in the three months ended March 31, 2010.  The decrease in cash provided by operations is primarily a result of the decrease in accounts receivable of $2.8 million in the three months ended March 31, 2010 as compared to the decrease of $6.6 million in the three months ended March 31, 2009.  Both decreases are primarily related to cash collections and less billings in the respective three months.

Cash Flows from Investing Activities

Cash used in investing activities was $7.7 million in the three months ended March 31, 2010 which was an increase of $2.8 million from $4.9 million of cash used in investing activities in the three months ended March 31, 2009.  The fluctuation is primarily due to less maturities of short term investments in the three months ended March 31, 2010.

Cash Flows from Financing Activities

Cash used in investing activities was $8.6 million in the three months ended March 31, 2010 which was an increase of $8.6 million as compared to net cash provided by financing activities in the three months ended March 31, 2009.  The increase was a result of stock repurchases which included $8.4 million related to the stock repurchase program approved by the board of directors and $0.2 million related to shares withheld to cover the employees’ tax obligation related to the vesting of their restricted stock units.

Back to Index

Off-Balance Sheet Arrangements

As of March 31, 2010, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Back to Index

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We currently have no material legal proceedings pending.

Item 1A.  Risk Factors.

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our annual report on Form 10-K, which we filed with the SEC on March 12, 2010, and all of the other information set forth in this Form 10-Q and our Form 10-K before deciding to invest in our common stock.

Back to Index
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None

Repurchases

During the three month period ending March 31, 2010, the Company repurchased 1,003,432 shares of the Company's common stock, par value $0.001 per share. The chart below provides further detail as to the Company’s repurchases during the period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2010 – January 31, 2010	-	-	-
February 1, 2010 – February 28, 2010	1,003,432	$8.38	1,003,432
March 1, 2010 – March 31, 2010	-	-	-
Total	1,003,432	$8.41	1,003,432	$6,564,000

(1)    On February 3, 2010, the Company’s Board of Directors approved a stock repurchase program for its common stock under which the Company may purchase up to a maximum aggregate purchase price of $15.0 million through December 31, 2010.  Repurchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions from time to time based on business and market conditions.  The stock repurchase program may be suspended or discontinued at any time, and will be funded using the Company's available cash.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Removed and Reserved.

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

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUBLE-TAKE SOFTWARE, INC.

 May 10, 2010                                                                               By:         /s/ S. Craig Huke
  S. Craig Huke
  Chief Financial Officer
  (Principal Financial and Principal Accounting Officer)